Form 10QSB
period 2002-03-31
CREST VIEW INC
filed 2002-05-20
CIK 1123459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended: March 31, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _________ to __________

                         Commission file number: 0-49618

                                 Crest View Inc.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                             88-0462761
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

                   1700 West Horizon Ridge Parkway - Suite 202
                             Henderson, Nevada 89012
                    (Address of principal executive offices)

                                 (704) 614-1750
                           (Issuer's telephone number)

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 7,366,278 shares of the registrant's common stock, par value $.001 per share, outstanding as of May 13, 2002.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                 Crest View Inc.

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2002

                                Table of Contents

                                                                            Page
                                                                            ----
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements:
  Consolidated Balance Sheets at March 31, 2002 (Unaudited) and June 30,
    2001...................................................................    3
  Consolidated Statements of Operations for the Cumulative Period
    During the Development Stage (January 20, 2000 to March 31, 2002)
    and for the Three and Nine Months Ended March 31, 2002 and 2001
    (Unaudited)............................................................    4
  Consolidated Statements of Cash Flows for the Cumulative Period
    During the Development Stage (January 20, 2000 to March 31, 2002)
    and for the Nine Months Ended March 31, 2002 and 2001 (Unaudited)......    5
  Notes to Consolidated Financial Statements...............................    6
Item 2.  Management's Discussion and Analysis or Plan of Operation.........    9

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.................................................   16
Item 2.  Changes in Securities.............................................   16
Item 3.  Defaults Upon Senior Securities...................................   17
Item 4.  Submission of Matters to a Vote of Security Holders...............   17
Item 5.  Other Information.................................................   17
Item 6.  Exhibits and Reports on Form 8-K..................................   17

Signatures.................................................................   19

Exhibit Index..............................................................   20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 Crest View Inc.
                          (A Development Stage Company)

                           Consolidated Balance Sheets


                                                                      March 31,      June 30,
                                                                        2002           2001
                                                                     -----------   -----------
                                                                     (Unaudited)
                                   - ASSETS -
CURRENT ASSETS:
  Cash.............................................................  $    5,525    $   31,841
                                                                     -----------   -----------
    Total current assets...........................................       5,525        31,841
                                                                     -----------   -----------

OTHER ASSETS:
  Investment in real estate (Note 2)...............................   1,100,325            --
  Deferred expenses ...............................................     108,000            --
                                                                     -----------   -----------
                                                                      1,208,325            --
                                                                     -----------   -----------
                                                                     $1,213,850    $   31,841
                                                                     ===========   ===========

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Accrued expenses.................................................  $   16,382    $    7,000
  Current portion of long-term debt (Note 3).......................     125,000            --
                                                                     -----------   -----------
    Total current liabilities......................................     141,382         7,000
                                                                     -----------   -----------

LONG-TERM DEBT (Note 3)............................................     320,000            --
                                                                     -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 4):
  Preferred stock, $.001 par value; 8,000,000 shares authorized,
    none issued....................................................          --            --
  Common stock, $.001 par value; 40,000,000 shares authorized,
    7,239,122 and 5,483,324 shares issued and outstanding at
    March 31, 2002 and June 30, 2001, respectively.................       7,239         5,483
  Additional paid-in capital.......................................     904,063        41,579
  Deficit accumulated during the development stage.................    (158,834)      (22,221)
                                                                     -----------   -----------
                                                                        752,468        24,841
                                                                     -----------   -----------
                                                                     $1,213,850    $   31,841
                                                                     ===========   ===========

                             See accompanying notes.

                                           Crest View Inc.
                                    (A Development Stage Company)

                                Consolidated Statements of Operations
                                             (Unaudited)


                                     Cumulative
                                     During the
                                     Development
                                        Stage
                                      (January        Three Months Ended          Nine Months Ended
                                      20, 2000             March 31,                  March 31,
                                      to March     -----------------------    -----------------------
                                      31, 2002)       2002         2001          2002         2001
                                    -----------    ----------- -----------    ----------- -----------
REVENUES........................... $       --     $       --  $       --     $       --   $       --
                                    ----------     ----------  ----------     ----------   ----------

COSTS AND EXPENSES:
  Compensation.....................     54,000         18,000          --         54,000           --
  Filing fees......................      6,606             --       1,790          1,300        3,416
  Professional fees................     38,300             --          --         27,300        4,000
  Other expenses...................     12,850          2,035          45          7,497        5,353
  Rent expense.....................     10,800          3,600          --         10,800           --
  Interest expense.................     36,278         15,489         203         35,716          359
                                    ----------     ----------  ----------     ----------   ----------
                                       158,834         39,124       2,038        136,613       13,128
                                    ----------     ----------  ----------     ----------   ----------

NET LOSS........................... $ (158,834)    $  (39,124) $   (2,038)    $ (136,613)  $  (13,128)
                                    ==========     ==========  ==========     ==========   ==========

LOSS PER SHARE:
  Basic and diluted................ $     (.03)    $     (.01) $       --     $     (.02)  $       --
                                    ==========     ==========  ==========     ==========   ==========

  Weighted average number of common
    shares outstanding.............  4,764,131      7,066,764   3,000,000      8,635,514    3,000,000
                                    ==========     ==========  ==========     ==========   ==========

                             See accompanying notes.

                                 Crest View Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                         Cumulative
                                                         During the
                                                         Development
                                                            Stage
                                                          (January        Nine Months Ended
                                                          20, 2000            March 31,
                                                          to March     ------------------------
                                                          31, 2002)       2002          2001
                                                        -----------    ----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................  $ (158,834)    $ (136,613)  $  (13,128)
  Adjustment to reconcile net loss to net cash
    used by operating activities:
    Amortization of deferred compensation.............      64,800         64,800           --
    Interest..........................................      26,897         26,335           --
  Changes in assets and liabilities:
  Accrued expenses....................................      16,382          9,382          128
                                                        ----------     ----------   ----------
      Net cash used by operating activities...........     (50,755)       (36,096)     (13,000)
                                                        ----------     ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of real estate..........................    (581,660)      (581,660)          --
                                                        ----------     ----------   ----------
      Net cash used by investing activities...........    (581,660)      (581,660)          --
                                                        ----------     ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt........................     605,100        605,100           --
  Proceeds from officers' loans.......................      13,500             --       13,500
  Sale of equity units................................      33,000             --           --
  Expenses associated with equity offering............     (13,660)       (13,660)          --
                                                        ----------     ----------   ----------
      Net cash provided by financing activities.......     637,940        591,440       13,500
                                                        ----------     ----------   ----------

Net increase (decrease) in cash and cash equivalents..       5,525        (26,316)         500
Cash and cash equivalents - beginning of period.......          --         31,841        2,900
                                                        ----------     ----------   ----------
Cash and cash equivalents - end of period.............  $    5,525     $    5,525   $    3,400
                                                        ==========     ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

(1) During the period ended March 31, 2002, the Company acquired real estate and issued promissory notes to effect payment in the amount of $518,665.

                             See accompanying notes.

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

Crest View Inc. (the "Company") was organized in the state of Nevada on January 20, 2000. The Company was formed to serve as a vehicle to raise capital to acquire a business and, as of June 30, 2001 was considered a "blank check" company inasmuch as the Company was not generating revenues and did not own an operating business. The Company currently has no employees except for its two executive officers and had no material assets prior to the acquisition of real estate in September 2001. Administrative services are currently being provided by an entity controlled by the two executive officers of the Company. The Company's efforts, through June 30, 2001, were limited to organizational activities. In July 2001, the Company established a business plan to develop a vacation and tourist destination featuring an "eco-resort," wellness center and cultural exhibits, on the Honduran island of Guanaja (see Note 2).

The Company is considered as being in the development stage, in accordance with Statement of Financial Accounting Standards No. 7, and its fiscal year end is June 30. As shown in the accompanying financial statements, the Company has not generated any revenues to date, and has incurred net cumulative expenses of $158,834.

During the quarter ended September 30, 2001, the Company formed a wholly owned subsidiary, Crest View Investments, S.A., through which the Company purchased two parcels of real estate (see Note 2). This subsidiary purchased a third parcel in January 2002. The Company also acquired all of the outstanding shares of Plan Grande Groupe, S.A., an entity owning an additional parcel of real estate, thereby making this entity a wholly owned subsidiary (see Note 2). All inter-company transactions and balances have been eliminated upon consolidation.

The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations for the three and nine month periods ended March 31, 2002 and 2001 and the consolidated statements of cash flows for the nine month periods ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Company's results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements for the year ended June 30, 2001 included in the Company's offering prospectus, dated February 11, 2002, as supplemented on May 10, 2002. Specific reference is made to such financial statements and the notes to such financial statements, since certain information and footnote disclosures normally included in financial statements in accordance

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

with accounting principles generally accepted in the United States of America have been condensed or omitted from this report.

The results of operations for the three and nine month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INVESTMENT IN REAL ESTATE:

In connection with the plans to develop a vacation and tourist resort (see Note
1), since July 1, 2001 and through March 31, 2002, the Company has acquired four parcels of real estate through Honduran subsidiaries and has entered into negotiations to purchase an additional parcel of land on the island of Guanaja.

Two parcels of land, totaling approximately 37.2 acres to be used for the resort, were acquired at a total cost (including closing costs) of approximately $775,000, including the issuance of a promissory note in the principal amount of $250,000. The Company also acquired two parcels of land, totaling approximately
19.5 acres, at another site at a cost (including closing costs) of approximately $345,000, including the issuance of a promissory note in the principal amount of $268,665.

NOTE 3 - LONG-TERM DEBT:

As of March 31, 2002, long-term debt consisted of the following:

    6% note payable regarding acquisition of real estate, due in four
        semi-annual payments of $62,500 plus interest                           $  250,000
    7% unsecured notes payable, due June 30, 2003                                  195,000
                                                                                ----------
                                                                                $  445,000
                                                                                ==========

NOTE 4 - STOCKHOLDERS' EQUITY:

As of June 30, 2000, the Company had issued an aggregate of 3,000,000 units at a price of $.001 per unit, with each unit consisting of one share of common stock and one-third (1/3) of a Class A Redeemable Common Stock Purchase Warrant, for cash proceeds of $3,000. Each Class A Warrant entitles its holder to purchase one share of common stock and one Class B Redeemable

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

Common Stock Purchase Warrant at a price of $6.00 per share. One Class B Warrant entitles the holder to purchase one share of common stock at a price of $9.00 per share.

During the year ended June 2001, the Company issued 2,423,324 shares of Company common stock to effect the repayment of loans (plus accrued interest) aggregating $14,062 due to an officer of the Company and also issued 60,000 shares of Company common stock for cash proceeds of $30,000.

In July 2001, the Company issued an aggregate of 288,000 shares of Company common stock to its two executive officers. This issuance was in lieu of salaries of $72,000 to be earned by each of these officers over a two-year period commencing July 1, 2001, pursuant to employment agreements entered into between the Company and each of these officers. The Company also issued 57,600 shares of Company common stock to an affiliated entity in full satisfaction of the Company's rent obligation under a two-year lease agreement for aggregate rent of $28,800.

On February 11, 2002, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 in connection with the Company's initial public offering (the "IPO"). The Company registered 3,500,000 shares of Company common stock and the Company offered for sale 2,100,000 units (each unit consisting of one share of Company common stock and one-third (1/3) of a Class A Warrant), at a per unit price of $.50, on a 1,200,000 units minimum and 2,100,000 units maximum basis.

As of March 31, 2002, the Company completed the sale of 1,410,198 units pursuant to the IPO. Payment of the purchase price for these units, $705,099, was effected through the reduction of outstanding Company debt to the purchasers of $678,765 and interest accrued of $26,334.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Throughout this report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to Crest View Inc. and, unless the context indicates otherwise, our subsidiaries on a consolidated basis.

Introductory Comment - Forward-Looking Statements.

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

o     our ability to sell the remaining units in our initial public offering;

o the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new and unproven business;

o     our ability to incur debt without becoming too highly leveraged;

o     our ability to secure refinancing of our indebtedness on acceptable terms;

o general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the resort industry in which we operate;

o the effects of terrorists activities and the threat of such activities on our target eco-resort customers;

o our dependence on officers and directors who have no experience in the management and marketing of an eco-resort;

o     the competitive environment within the resort industry;

o our ability to raise additional capital, if and as needed, including our ability to keep in effect the registration of our securities in order to permit the exercise of outstanding warrants;

o the cost-effectiveness of our real property acquisitions on the Honduran island of Guanaja;

o local, national and international political and regulatory matters affecting the resort industry in general and our planned activities to develop an eco-resort on the Honduran island of Guanaja;

o the timing and costs involved in obtaining regulatory approvals, if ever, and our ability to comply with regulatory requirements;

o     the timing of future revenues from our commercial activities; and

o the other risks detailed in this Quarterly Report on Form 10-QSB and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB, our prospectus, dated February 11, 2002, as supplemented on May 10, 2002, and our other filings with the SEC. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Liquidity and Capital Resources

We are currently in the development stage and all our activities from inception to date were related to our formation, preparation of our business model, arranging and planning financing and the acquisition and preliminary development of real property. Our ability to commence business operations is contingent upon obtaining adequate financial resources through the sale of equity securities, loans and otherwise.

We have financed our operations to date through the sale of our securities to and loans from our officers and directors and their family members and affiliates.

From inception through March 31, 2002, net cash used to fund operating activities totaled $50,755; net cash utilized by investing activities totaled $581,660 and net cash provided by financing activities totaled $637,940.

From inception through March 31, 2002, our sole source of cash and capital has been from the following transactions:

o In January 2000, we sold and issued to an affiliate of our chief executive officer 2,960,000 shares of our common stock and warrants to purchase 986,667 additional shares of our common stock for total cash proceeds of $2,960;

o In January 2000, we sold and issued to our outside counsel 40,000 shares of our common stock and warrants to purchase 13,333 additional shares of our common stock for total cash proceeds of $40;

o Between August 2000 and February 2001, we borrowed an aggregate of $13,500 from our chief executive officer, all of which was converted into equity in April and June 2001;

o In April 2001, we issued to an affiliate of our chief executive officer 2,400,000 shares of our common stock and warrants to purchase 800,000 additional shares of our common stock in satisfaction of certain of our obligations to him totaling $2,400;

o In June 2001, we issued to our president 23,124 shares of our common stock in satisfaction of certain of our obligations to him totaling $11,662;

o In June 2001, we sold and issued to our chief executive officer 60,000 shares of our common stock for total cash proceeds of $30,000;

o In July 2001, we borrowed $72,300 from Falcon Financial Group LLC, an affiliate of our chief executive officer and vice president and which also is our sub-lessor, and issued to

      Falcon a promissory note in the principal amount of $72,300, bearing interest at the rate of 7% per annum and due in June 2003;

o In July 2001, we issued to Falcon 57,600 shares of our common stock in satisfaction of our sublease rent obligations to this affiliate totaling $28,800;

o In July 2001, we borrowed a total of $400,800 from family members and affiliates of our chief executive officer and issued to these family members and affiliates promissory notes in the aggregate principal amount of $400,800, bearing interest at the rate of 7% per annum and due in June 2003;

o In September 2001, we acquired real property in Honduras by issuing a promissory note, in the principal amount of $268,665 due in June 2003, to the seller of this property;

o In October 2001, we borrowed $5,000 from an affiliate of our chief executive officer and, in connection with such borrowings, issued a 7% promissory note in the principal amount of $5,000 due in June 2003; and

o In February and March 2002, we received additional loans from affiliates aggregating $33,000 and, in connection with such loans, issued 7% promissory notes in the aggregate principal amount of $33,000 due in June 2003.

Almost all of the funds raised through the borrowings specified above have been used by us in connection with our acquisition of properties on the Honduran Bay Island of Guanaja. We anticipate purchasing at least one additional property on Guanaja in the future.

In addition, in December 2001, we borrowed a total of $94,000 from family members and affiliates of our chief executive officer and others and issued to these lenders promissory notes in the aggregate principal amount of $94,000, bearing interest at the rate of 7% per year and due in June 2003. We used approximately $17,000 of such loan proceeds for refurbishing work on a building located on one of our acquired properties. The remainder of these loan proceeds were primarily used to make an initial $50,000 down payment in connection with our January 2002 purchase of a parcel of real property in Honduras and to pay $22,000 of closing costs incurred in connection with such purchase. The total purchase price for this parcel was $300,000, of which $50,000 was paid at closing. We issued to the sellers of this parcel a promissory note in the principal amount of $250,000, representing the balance of the purchase price. This note is payable in four semi-annual installments with a final maturity in December 2004.

On February 11, 2002, the Securities and Exchange Commission declared effective our registration statement on Form SB-2 in connection with our initial public offering. We registered an aggregate of 3,500,000 shares of our common stock and we offered for sale 2,100,000 units (each unit consisting of one share of our common stock and one-third (1/3) of a Class A Warrant), at a per unit price of $.50, on a 1,200,000 units minimum and 2,100,000 units maximum basis.

As of March 31, 2002, we completed the sale of 1,410,198 units pursuant to the IPO. Payment of the purchase price for these units, $705,099, was effected through the reduction of our outstanding debt to the purchasers of $678,765 and interest accrued of $26,334.

Over the next twelve months, we expect to continue to incur expenses relating to:

o The purchase of additional real property on Guanaja, repayment of debt incurred in connection with our prior acquisitions of real property on Guanaja and the development of these properties for cash and notes totaling between $190,000 and $715,000; and

o The payment of general and administrative expenses and our general working capital needs totaling between $50,000 and $75,000.

We are negotiating the acquisition of another parcel of real property for use in connection with the first stage of development of our eco-resort known as Naba Ah. We anticipate the acquisition cost for this property to be approximately $120,000, excluding closing and related expenses totaling $8,000. We, therefore, estimate cash expenditures of at least $130,000 over the twelve months with respect to the proposed additional real property acquisition. We anticipate that the source of funds to make these cash expenditures will be from the net proceeds of our IPO. If the net cash proceeds are insufficient, we intend to mortgage some, if not all, of our currently owned real property and use the proceeds of such re-financings to fund, in whole or part, the twelve- month costs of the acquisition of this property.

We also are investigating the purchase of additional parcels of real property in areas adjacent to the Naba Ah property and adjacent to the other parcels of property we previously acquired on Guanaja. Such additional acquisitions will be made only if we have sufficient available capital, whether from the IPO, the exercise of warrants, the refinancing of real property previously acquired, additional debt or equity financings, or otherwise.

We currently have outstanding approximately $445,000 of indebtedness. We expect to use $400,000 of the additional proceeds of the IPO to repay a portion of this indebtedness. We may then mortgage our real property and use the proceeds of such re-financings for further development of the properties to the extent that we repay our indebtedness and such real property is free of liens and encumbrances. This further development is expected to include construction of the initial casitas (cabins) and dock at our Naba Ah properties and/or the initial development of our Plan Grande tourist destination.

Our costs of developing our Naba Ah and Plan Grande properties over the next twelve months are anticipated to be between $20,000 and $1.2 million, of which between $20,000 and $90,000 will be financed from the net proceeds of the offering. These development projects will include the following matters.

o Retention of advisors, such as architects, healers, shamans, archeologists, advisors and historians, to insure harmony and consistency between theme and historical fact and accepted theory and to assist in the planning and planting of the herbal gardens at our Naba Ah and Plan Grande properties. Through our vice president and chief financial officer, John
      C. Francis, we have made contact with architects, healers, shamans, archeologists and historians willing to assist us in this matter, at a cost we estimate will not exceed $10,000 over the next twelve months, including travel and miscellaneous expenses.

o Retention of experts to plan and initiate the construction of up to ten casitas and docking facilities at our planned Naba Ah eco-resort. On a test project, we have retained a builder familiar with Guanaja hotel developments to renovate the present facilities on the central property for use as our eco-resort headquarters and to refurbish the present docking facilities. The cost to us for this test project will be the cost of materials and labor, which we estimate will total approximately $25,000. This builder has indicated to us his willingness to construct the first ten casitas at a cost equal to materials plus 10%, which we estimate would result in total construction costs of $800,000.

o Construction of the Naba Ah spiritual and wellness center, development of our Plan Grande tourist destination and the planting of herbal gardens at both the Naba Ah and Plan Grande properties, at an estimated aggregate cost of $375,000.

We anticipate compensating any employees, consultants and other service providers in the form of a combination of cash, debt and/or securities of our company. We intend to utilize this method in order to minimize cash expenditures prior to raising additional funding, if any, and/or the receipt of anticipated revenues from our business operations. This method of compensation partially in the form of our securities also will provide incentives to these employees, consultants and other service providers that are directly linked to increases in stockholder values that will inure to the benefit of all of our stockholders.

We expect to incur significant operating losses over each of the next several years and expect cumulative losses to increase significantly as we implement our business operations. We do not expect to receive revenues from operations until, at the earliest, January 2003.

We offered the holders of certain of our outstanding loans due between June 2003 and December 2004, the opportunity to purchase units in the offering and make payment for such units by cancellation or reduction in the amount due under their respective indebtedness. Certain holders availed themselves of this offer and our outstanding long-term debt was reduced by $678,765 with a corresponding increase in our stockholders' equity. Falcon Financial Group LLC, an entity owned jointly by our two executive officers and the holder of one of our promissory notes in the principal amount of $72,300, participated in such offer.

We believe that existing cash and cash equivalents, together with the net proceeds of our IPO, will be sufficient to finance our proposed operations for at least the next twelve months. Our future liquidity and capital requirements, however, will depend on numerous factors, including, among others:

o Our ability to raise additional funds, through equity and/or debt offerings;

o     The cost of acquisitions of additional properties on Guanaja;

o The timing and costs involved in obtaining regulatory approvals, if ever, and complying with regulatory requirements;

o     The timing of future revenues from our commercial activities; and

o Our ability to successfully compete for customers for our commercial operations.

If the proceeds of our IPO, together with currently available funds, are not sufficient to satisfy our spending plans, we will be required to revise our business model, seek a joint venture business partner and/or seek additional funding through borrowings and/or additional sales of our securities. We cannot give any assurance that additional funding will become available when needed or that the terms of such funding will not be on terms adverse to us and our securityholders.

We are now subject to the reporting requirements of the Exchange Act and, in accordance with these requirements, we will file reports, proxy statements and other documentation with the SEC. We also intend to furnish our stockholders with annual reports containing audited financial statements and other periodic reports as we deem appropriate or as may be required by law. These reports, proxy statements and other documentation will contain information concerning our liquidity and capital resources. We do not anticipate seeking stockholder approval of any change to our business plans or allocation of capital resources in conducting our business operations, except as may be required by applicable law.

Set forth below are some of the risks associated with our plan of operations.

o We have extremely limited resources and will have limited resources after our IPO is completed. We have relied on loans from our management and friends and family members of our management to fund a significant portion of our activities to date. We do not expect to receive any additional loans from these lenders in the future. We cannot give any assurance that additional loans will be available from any source or that such loans, if available, will be on terms amenable to us. Our failure to obtain loans or other financing when needed or on terms amenable to us would have a material adverse effect on our business operations.

o We will be dependent upon one hotel resort and wellness spa. We anticipate that our business operations initially will be limited to our Naba Ah eco-resort and wellness spa. Significant adverse differences between the actual operating results of these initial operations and our anticipated results could have a material adverse effect on us and impact our ability to fully implement our business plans.

o We will incur significant development risks. While our policies with respect to development of our resort hotel, wellness spa and cultural center are intended to limit some of the risks associated with these activities, any new project development is subject to a number of risks, including that:

      o temporary or construction financing may not be available on favorable terms, if at all;

      o     construction costs may exceed original estimates;

      o     occupancy rates may not be at anticipated levels;

      o permanent financing may not be available upon completion of construction; and

      o     construction may not be completed on schedule.

o We are subject to risks associated with uninsured and underinsured losses. We intend to maintain comprehensive insurance on each of our properties, including liability, employee dishonesty and building casualty coverage. We anticipate the types and amounts of coverage, including coverage limits and deductibility provisions, to be customary for similar properties. However, there are certain types of losses, generally of a catastrophic nature, such as hurricanes, earthquakes and floods, that may be uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our investment in the affected operations, as well as the anticipated future revenues from those operations, while remaining obligated for any mortgage indebtedness or other financial obligations related to those operations.

o We will have risks associated with real estate financing. We expect to finance some, if not all, of our real estate acquisitions and construction costs through debt financing. In doing so, we will be subject to the risks normally associated with debt financing, including the risks that:

      o our cash flow will be insufficient to meet required payments of principal and interest;

      o     we will not be able to refinance indebtedness at maturity;

      o that the terms of any such refinancing will not be as favorable as the terms of the existing indebtedness;

      o that necessary capital expenditures for such purposes as renovations and other improvements cannot be financed on favorable terms, if at all, due to the terms of the debt financing;

      o the potential for a forced sale of properties at potentially distressed prices; and

      o an increase in interest rates would increase the amount payable under variable rate debt.

o If we do not raise sufficient capital and/or generate sufficient positive cash flow to fund renovations and capital improvements, we may not be able to remain competitive. Hotel properties require continuing renovation and capital improvements, including periodic refurbishment and replacement of furniture, fixtures and equipment, to remain competitive. The funding of these expenditures will be dependent on our available capital, revenues and cash flow. If available capital, revenues and cash flow are insufficient, our competitive position may suffer which could result in our being forced to limit or curtail business operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We currently are not a party to any legal proceedings.

Item 2.  Changes in Securities.

We filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 on September 14, 2000 (Commission file number: 333-45780) in connection with our initial public offering. The SEC declared the Form SB-2 effective on February 11, 2002.

We registered a total of 2.1 million units under the Form SB-2 for public sale at $0.50 per unit. The plan of distribution in the IPO calls for an initial offering period of 90 days commencing on February 11, 2002, with our retaining a right to extend the offering for up to an additional 90 days. Each unit consists of one share of our common stock and one-third (1/3) of one Class A Redeemable Common Stock Purchase Warrant. Each Class A warrant entitles its holder to purchase one share of our common stock and one Class B Redeemable Common Stock Purchase Warrant. The Class A Warrants are exercisable for four years from February 11, 2002, subject to earlier redemption, at an exercise price of $6.00 per share. Each Class B Warrant entitles its holder to purchase one share of our common stock. The Class B Warrants are exercisable for five years from February 11, 2002, subject to earlier redemption, at an exercise price of $9.00 per share. We offered the units on a self underwritten, best efforts, 1.2 million units minimum and 2.1 million units maximum basis. All of the units are being offered for our account. There are no units offered for sale for the account of any selling securityholder.

We completed the sale of 1,410,198 units offered in the IPO through March 31, 2002. We also elected to exercise our right to extend the IPO for up to an additional 90 days to permit the offer and sale of the remaining 689,802 units available for purchase in the IPO. The units we have sold through March 31, 2002 were each sold for the consideration of the reduction of our outstanding debt to the purchasers of such units totaling $705,099, including $26,334 of accrued interest.

The following sets forth, for the period commencing on the effective date of the Form SB-2 through March 31, 2002, the types and amounts of expenses we incurred in connection with the issuance and distribution of the units registered in the Form SB-2. None of such expenses were incurred to, nor were payments of such expenses made to, directly or indirectly, any (a) of our directors, officers or their affiliates, (b) persons owning 10% or more of any class of our equity securities, or (c) of our other affiliates.

Type of Expense                                                                     Amount
---------------                                                                 --------------
Legal fees....................................................................  $       14,553
Accounting fees...............................................................           2,250
Escrow agent fees.............................................................           1,250
Printing costs................................................................           1,284
Transfer agent fees...........................................................           1,545
Federal and state filing fees.................................................           8,671
                                                                                --------------
  Total.......................................................................  $       29,553
                                                                                ==============


The following sets forth, for the period commencing on the effective date of the Form SB-2 through March 31, 2002, the types and amounts of net offering proceeds from the IPO that we have utilized. None of such uses were paid to, directly or indirectly, any (a) of our directors, officers or their affiliates, (b) persons owning 10% or more of any class of our equity securities, or (c) of our other affiliates.

Type of Expense                                                                     Amount
---------------                                                                 --------------
Satisfaction of indebtedness incurred in connection with prior purchases of
  real property in Honduras...................................................  $      705,099
Development of real property..................................................               0
General and administrative and working capital................................               0
                                                                                --------------
  Total.......................................................................  $      705,099
                                                                                ==============

Item 3. Defaults on Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

 Exhibit
 Number    Description
 ------    -----------
   4.1     Form of certificate evidencing common stock.
   4.2     Form of certificate evidencing Class A Redeemable Common Stock
           Warrants.
   4.3     Form of certificate evidencing Class B Redeemable Common Stock
           Warrants.

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2002               Crest View Inc.

                                  By: /s/ John C. Francis
                                     -------------------------------------------
                                     John C. Francis, Vice President
                                     (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)

                                 Crest View Inc.

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2002

                                  EXHIBIT INDEX

Exhibit
Number     Description
------     -----------
   4.1     Form of certificate evidencing common stock.
   4.2     Form of certificate evidencing Class A Redeemable Common Stock
           Warrants.
   4.3     Form of certificate evidencing Class B Redeemable Common Stock
           Warrants.