Form 10QSB/A
period 2002-03-31
CREST VIEW INC
filed 2002-09-11
CIK 1123459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             FORM 10-QSB/A Number 1

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

                                 (702) 614-1750
                           (Issuer's telephone number)

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

Introductory Note:

This Amendment Number 1 to the Quarterly Report on Form 10-QSB of Crest View Inc. for the quarter ended March 31, 2002 is being filed solely to correctly note the area code of the registrant's telephone number, as set forth on the cover page of this Form 10-QSB/A Number 1.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: September 11, 2002        Crest View Inc.


                                 By:           /s/ John C. Francis
                                     -------------------------------------------
                                          John C. Francis, Vice President
                                           (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)