Form 10KSB
period 2002-06-30
CREST VIEW INC
filed 2002-09-30
CIK 1123459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended: June 30, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                         Commission file number: 0-49618

                                 Crest View Inc.
                 (Name of small business issuer in its charter)

                    Nevada                                     88-0462761
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                     Identification No.)

  1700 West Horizon Ridge Parkway - Suite 202
           Henderson, Nevada  89012                               89012
   (Address of principal executive offices)                    (Zip Code)

                                 (702) 614-1750
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                Class A Redeemable Common Stock Purchase Warrants
                Class B Redeemable Common Stock Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_|
No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's net revenues for its most recent fiscal year: $0.

There was no current market for the voting stock nor any of the securities of the registrant as of September 23, 2002.

As of September 23, 2002, there were a total of 8,028, 924 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

Throughout this report on Form 10-KSB, the terms "we," "us," "our" and "our company" refers to Crest View Inc. and, unless the context indicates otherwise, our subsidiaries on a consolidated basis. In addition, references to our planned Naba Ah resort include both a possible traditional hotel resort as well a possible vacation ownership resort.

Introductory Comment - Forward-Looking Statements.

Statements contained in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

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

o our dependence on officers and directors who have no experience in the management and marketing of an eco- resort;

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

o     the timing of future revenues from our commercial activities; and

o the other risks detailed in this Form 10-KSB and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB, our prospectus, dated February 11, 2002, as supplemented on May 10, 2002, and our other filings with the SEC. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-KSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

                                     PART I

Item 1. Description of Business.

We intend to develop a vacation and tourist destination, featuring our Naba Ah eco-resort and Plan Grande archaeological development, on the Honduran island of Guanaja. Naba Ah means "place of healing waters" in the Mayan language. Guanaja is one of the Bay Islands located approximately 36 miles off of the Gulf coast of

Honduras. Our intended business operations are anticipated ultimately to include the Naba Ah resort complex, featuring an environmentally-friendly spiritual and wellness center, restaurant, traditional fishing expeditions, deep sea diving and scuba diving. Our intent also is to investigate and possibly develop an archeological park at a site, Plan Grande, which scholars have theorized, was an ancient ceremonial site where the indigenous people, including the Mayans, conducted meditation and religious observances. We also intend to market a line of medicinal herbs and natural healing products, grown and developed on our properties in Guanaja, as well as complementary third party products.

Our anticipated business operations will revolve around a central theme involving the harmonious blending of:

o     ancient indigenous history and culture, including that of the Mayans,

o     local history and culture,

o     natural products for healing and spiritual fulfillment, and

o     the beauty and natural resources of the island of Guanaja.

Business Plans and Activities

Through our founders, we have located sites on Guanaja that we believe provide an exemplary venue where we intend to create a mixture of historical, archaeological, spiritual and enjoyable activities to attract tourists and visitors seeking an alternative to the common vacation. We have organized an initial plan to develop these properties as an attractive and inviting destination revolving around our central theme.

We only recently began planning this development and no assurance can be given that we will succeed in completing our business model or that, if completed, in whole or part, that our plans will result in commercially successful operations. We discuss in the "Business Model" subsection below, our current plans to develop our business. These plans are subject to change by our management, based upon funding and the various other factors discussed throughout this Form 10-KSB.

We have acquired four parcels of real estate on Guanaja, in two distinct locations, approximately one mile apart. The first group consists of two parcels which are contiguous with each other, are located on the east end, or leeward side of the island, and have beach access. It is at this location that we intend to construct our Naba Ah eco-resort and spiritual and wellness center. The second group, also consisting of two parcels that are contiguous with each other, are located mid-island at the Marble Hill section of Guanaja. It is at this location that we intend to develop our Plan Grande tourist destination. We will cultivate the herbs and plants for our line of medicinal and alternative healing products at both parcels of land and such other sites as we may determine.

The Island of Guanaja and Its Historical and Cultural Significance

The Gulf or north coast of Honduras offers over 400 miles of Caribbean coastline with lush vegetation, white sandy beaches and warm, turquoise waters. The Bay Islands lie between ten and 40 miles from the Honduran coastline, on the second largest coral reef in the world. The Bay Islands are an archipelago of eight islands and 65 cays covering approximately 92 square miles situated in an arc over 77 miles in length. The three principal Bay Islands are Roatan, Utila and Guanaja. Roatan is the largest and most developed of the Bay Islands. Utila is low-lying, swampy and heavily forested. Guanaja has the highest elevation of the Bay Islands, with a peak rising to approximately 1,400 feet, and has seen limited development over the past few years.

Tourists from all over the world visit the Bay Islands. Coral reefs, often within swimming distance of shore, virtually surround most of the Bay Islands forming natural breakwaters and creating calm pools for diving, fishing, swimming and sailing. The Bay Islands, with their white, "unspoiled" sand beaches, their tropical thick forests, and their relaxed Caribbean atmosphere have become a tourist and vacation destination. The Bay Islands are below the "hurricane belt" that affects much of the Eastern Caribbean, Gulf of Mexico and eastern United States, although the Bay Islands occasionally are subject to tropical cyclones and other severe weather conditions. The average temperature throughout the year is approximately 86(degree) Fahrenheit, with an average water temperature of between 77(degree) and 82(degree) Fahrenheit. In 1990, the entire island of Guanaja was declared a marine national park by the Honduran government and an array of governmental programs were established to assure that the ecology and environment, both on land and at sea, are preserved while appropriate tourism development is encouraged.

The number of visitors to Honduras has increased dramatically over the last few years, to approximately 475,000 tourists in 2000, generating $262 million in revenues, a 35% increase in tourist-generated revenues from the amount generated in 1999. Visitors from North America totaled 163,000 in 2000, a 30% increase over the number of North American visitors over the prior five years.

Historically, Christopher Columbus first noted the island of Guanaja in European literature when chronicling his final voyage to the New World. It was from Guanaja that Columbus first saw the mainland of the Americas, despite it being his fourth voyage to the New World. It also was at this time that Columbus first encountered the local inhabitants who he called Maya.

Columbus called Guanaja the "Island of Pines," when he arrived in 1502. The island, also referred to in the past as "Bonacca," measures about eleven miles in length and under four miles in width, comprising a total of 29 square miles. Much of the island is green and hilly and is mostly covered by Caribbean pine.

There is a paved airstrip on Guanaja, which is serviced by local Honduran and Central American regional airlines. Air access to the Bay Islands is through the city of San Pedro Sula, located on the Gulf coast of Honduras. Several major airlines service the airport at San Pedro Sula, including Continental Airlines, American Airlines and Taca Airlines. Direct flights originate in major United States cities, such as Houston, Miami, Los Angeles and New Orleans.

There are no paved roads on Guanaja. Access to all points on the island is by boat; in fact, the island has been divided in two by a man-made canal in order to allow access by water throughout Guanaja. The estimated island population numbers 10,000. The majority of local islanders speak English and Spanish. The principal sources of employment on the island include commercial fishing and tourism.

Recent planned development on Guanaja has included two resorts, a Kempinski Resort and the Guanaja Reef Club. The Kempinski Resort, to consist of 36 private dwellings, at an estimated construction cost of $20 million, is scheduled to open in 2003.

The British scholar Thomas Young in 1847 and the British explorer and adventurer F.A. Mitchell-Hedges in the early 1930s, investigated a cocoa nut garden on the Marble Hill section of the island. They noted that this garden appeared to have been attended to with great care. They described what existed from the mid 1850's until the 1930's as follows: A continuous low stone wall was discovered in close proximity to this garden. The stone wall enclosed an almost oval space, extending over a distance of approximately eight hundred yards, in which, in near perfect formation, were situated mounds and monolithic stones erected with almost astronomical precision on a north-south axis. To the south, there was a mound covered with flat stones, and in front of the mound was a series of approximately fifty monolithic stones erected in a semi-circle. We intend to have archeologists investigate and, possibly, recreate this site to what we believe to be its former status.

Mitchell-Hedges, working under the auspices of the Museum of the American Indian, Heye Foundation, compared the site to the Stonehenge ruins in England. However, he felt the site to be older, due to the disintegration of the rock slabs at the Guanaja site.

Mitchell-Hedges admitted to removing more than 1,100 artifacts from this site. These artifacts were transferred to the Museum of the American Indian in New York City. The Museum of the American Indian became a part of the Smithsonian Institute in 1989, and the Smithsonian has retained possession of these artifacts to this day.

In April and May 1933, William Duncan Strong, an anthropologist at the Smithsonian Institute, organized a research project at the site for the purposes of gathering more information on the Bay Islands and to supplement information concerning Mitchell-Hedges' artifacts and another archeological reconnaissance of the Bay Islands by the American Museum of Natural History. Strong noted that the Marble Hill and Plan Grande sites was the most striking ruin visited by the Smithsonian research team during its exploration of archaeological sites of the Bay Islands during 1933.

The Marble Hill site is honey-combed with caves. Part of the cave system includes what scholars believe to be a sac-tun-na. A sac-tun-na, which literally means "white stone cave" or "white stone house" in Maya, was believed by the Mayans to be a cave of creation and considered to be one of the most spiritually significant environments of the pre-Colombian Mayan inhabitants. Scholars base their belief and we, in turn, base our belief, that these caves were considered a sac-tun-na on the caves' natural elements, the impressive stelae formations and the remains of a large number of offerings left at the site cave. We further believe that there are few such natural formations in all of Central America that so thoroughly match the Mayan notion of a sac-tun-na as the cave formations at the Marble Hill site.

Land Purchases by Crest View

Since July 1, 2001, we have acquired real property parcels at two sites about a mile apart from each other. We plan to use the acquired land at one site for development of our Naba Ah eco-resort and spiritual and wellness center. The second site will be used for our Plan Grande tourist destination.

The status of our land acquisitions are as follows:

A. Naba Ah properties. Two adjacent properties, located on the leeward side of the east end of Guanaja, have been acquired for our Naba Ah development. These properties, their approximate acreage, purchase prices, acquisition dates, method and status of our payments of their acquisition costs and other relevant acquisition information, are:

                       Number              Purchase          Acquisition
      Parcel          of Acres              Price*               Date              Method of Purchase; Other Information
      ------          --------              ------               ----              -------------------------------------
      East              19.2                $300,000         January 2002          $50,000 paid at closing, balance payable in
                                                                                   four equal semi-annual payments of $62,500 plus
                                                                                   accrued interest. The first semi-annual payment
                                                                                   was made in August 2002. Property owned by
                                                                                   Crest View, Investments S.A., our 99.96% owned
                                                                                   subsidiary.

      Central           18.0                $400,000           July 2001           Cash paid at closing. Property owned by Crest
                                                                                   View, Investments S.A., our 99.96% owned
                                                                                   subsidiary.

----------
*     Excludes closing costs.

      Acquisition of these two properties provides us with just over 37 acres which should form a strong base for our Naba Ah eco-resort and wellness center project. We are investigating the purchase of additional adjacent properties.

B. Plan Grande properties. Two adjacent properties have been acquired in the central, inland Marble Hill section of Guanaja. These properties, their approximate acreage, purchase prices, acquisition dates, method and status of our payments of their acquisition costs and other relevant acquisition information, are:

                       Number              Purchase           Acquisition
      Parcel          of Acres              Price*               Date              Method of Purchase; Other Information
      ------          --------              ------               ----              -------------------------------------
      A                  3.5                $ 45,000          July 2001            Cash paid at closing. Property owned by Crest
                                                                                   View, Investments S.A., our 99.96% owned
                                                                                   subsidiary.

      B                 16.0                $268,665        September 2001         Issuance of promissory note due June 30, 2003
                                                                                   in the principal amount of $268,665. This
                                                                                   parcel is owned by Plan Grande Group, S.A., our
                                                                                   wholly owned subsidiary which we acquired in
                                                                                   September 2001 from Anthony Conforti in order
                                                                                   to acquire the property. Mr. Conforti also is a
                                                                                   business partner of our vice president and
                                                                                   chief financial officer in another business
                                                                                   venture, Acalan, LLC. This promissory note was
                                                                                   paid in full through the purchase of 552,698
                                                                                   units in our initial public offering completed
                                                                                   in August 2002.

----------
*     Excludes closing costs.

These two properties should provide us with adequate land for our current Plan Grande tourist destination plans. There is an additional parcel of land in close proximity with different, but complementary archeological features. We are in discussions with the unaffiliated third party owners of this additional parcel with the goal of including the parcel in archeological explorations to further enhance our planned Plan Grande tourist destination.

We did not obtain any appraisals of the parcels we have acquired through the date of this Annual Report on Form 10-KSB. The purchase prices and terms of purchases were each determined based upon arms-length negotiations with the sellers of these parcels.

Naba Ah: Our Eco-Resort and Spiritual and Wellness Center Complex

We have acquired two adjacent parcels of land on the island of Guanaja on which we intend to develop our Naba Ah eco-resort and spiritual and wellness center complex. These parcels have ocean and beach frontage, with gentle slopes rising several hundred feet to a ridge overlooking the Bay of Honduras and benefit from almost continuous cooling trade winds. From this vantage point, one can see all of the smaller cays of the Bay Islands on the leeward side of the island, local white sand beaches and the coral reef. The parcels at the Naba Ah location generally have electrical access, mature fruit trees and a variety of tropical plants. These parcels have access to potable water from fresh water springs located onsite. One of the properties currently has a structure with electrical and water access and a small boat docking facility. We have upgraded this structure to serve as a base for future development projects. We are upgrading the docking facility in order to service future construction activities and, eventually, to serve our Naba Ah guests. We anticipate these upgrade projects will total over $69,000 in construction costs, of which approximately $59,000 has been incurred and paid for through September 23, 2002.

We intend to develop these parcels, encompassing our central theme with the following facilities:

o     a spiritual and wellness center,

o     a world-class restaurant specializing in native and Caribbean cuisine, and

o     a premier-level resort.

Each of the facilities is anticipated to be constructed utilizing Honduran-sourced materials, primarily concrete, as well as mahogany wood, ceramic and clay tiles and other native materials. We anticipate that the resort, once fully developed, will have at least 40 casitas with a capacity for approximately 350 guests. The casitas and spiritual and wellness center will be arranged along winding paths, comporting to the natural layout of the land, providing for an added layer of privacy to the center's and resort's guests.

We intend to construct our resort complex in stages. We anticipate constructing up to ten casitas and limited staff housing in the first stage. In this stage of development, we anticipate utilizing the present structure on one of the parcels as a temporary administrative building and restaurant. A building to house the spiritual and wellness center and the resort's permanent administrative headquarters, as well as additional casitas and staff residences, will be constructed in later stages of development.

We intend to operate our Naba Ah resort either as a traditional resort, whereby we rent the casitas on a per diem basis, or as a vacation ownership resort, whereby we would offer interests in the casitas to individual parties and, possibly, thereafter provide rental management services to these casitas' interest holders. We also may enter into ventures with hotel and time-share managers with respect to the casitas.

We anticipate that the motif of our Naba Ah resort will encompass our central theme, utilizing replicas of Mayan and local art. We anticipate offering a line of products, including jewelry and other novelties, at our resort.

The spiritual and wellness center is anticipated to be based on the teaching and practice of alternative medicines and spirituality, which relies heavily on the wisdom and traditions of the Native American people. We anticipate that the facilities will be designed with input and counsel from traditional healers. In contrast to other spas and wellness centers that focus on a "body beautiful" approach, we intend for our spiritual and wellness center to reach beyond physical therapies and offer our guests a place for spiritual rejuvenation. We believe that our Naba Ah spiritual and wellness center will have teachers, consultants, advisors and support staff, along with an overall atmosphere, that will focus on health, enlightenment, relaxation and spiritual renewal of our visitors. In this regard, we intend to retain experts on Native American traditional healing and spiritual methodologies as employees, advisors, consultants and seminar speakers for our wellness center operations.

Our vice president and chief financial officer, John C. Francis is a co-founder, president and chief executive officer of Acalan, LLC. Acalan is a new media company specializing in the development, production and distribution of transformational media. Transformational media is material intended to transform the spirit, as well as inform the mind. Through the past sixteen years of extensive travel throughout Central America, the principals of Acalan, including Mr. Francis, have been able to develop contacts with people involved in various aspects of traditional healing, including those from various Native American communities, as well as respected scholars and individuals involved in various aspects of alternative spirituality. We intend to leverage these contacts and Mr. Francis' experiences in structuring our plans and central theme for our Naba Ah and Plan Grande development projects.

We also intend to establish relationships with travel consultants and others who may be able to direct clients to our facilities as an attractive tourist/vacation destination. Further, we anticipate establishing associations with the cruise lines that currently have ports of call at the neighboring Bay Island of Roatan and elsewhere in the southern Caribbean Sea that could result in these cruise lines making stopovers on Guanaja in order for their passengers to experience the island's facilities, including our wellness center and the cultural center.

Our Plan Grande and Marble Hill Tourist Destination

We have acquired two parcels of land on the island of Guanaja at Marble Hill on which we intend to develop our Plan Grande tourist destination. We believe that Marble Hill, the entire Plan Grande site and surrounding area has an intrinsic spiritual significance beyond its archaeological and historic value, due to the site's natural elements. We believe there is an opportunity to exploit such spiritual and natural element significance in an environmentally and culturally friendly manner.

We believe, based on our studies and those of Thomas Young, F.A. Mitchell-Hedges, William Duncan Strong and others, that Marble Hill was a sacred place of healing, a pilgrimage destination for prayer and rejuvenation among the ancient indigenous population. We intend to develop the site as an archeological and ecological studies park targeted for those interested in ancient indigenous cultures and those seeking a spiritual and healthful experience.

We envision the site, once fully developed, will have numerous gardens and resting places in which visitors may conduct private or group meditations, prayers, discussions or other spiritual awakenings.

We intend to retain professional archeologists and natives familiar with ancient customs with the goal of returning the Plan Grande site to its former state, based on our theory of the site's purpose.

Once the gardens, sac-tun-na and other ancient structures on Marble Hill have been developed, we intend to construct one or more buildings at our Plan Grande site as a cultural center. This cultural center will house exhibitions concerning ancient, historical and current religious, ethnic and cultural art, traditions and history. We would also display the artifacts taken by Young, Mitchell-Hedges, Strong and others that are presently in the possession of the Smithsonian Institute, if we are successful in our efforts to cause the artifacts currently held by the Smithsonian to be returned to the island.

We will market the cultural center and sac-tun-na tours to those individuals, including guests at our Naba Ah resort and spiritual and wellness center, wishing for either active or passive involvement with these archaeological sites. Short-term, part- and full-day, tours of the Marble Hill and Plan Grande sites and cultural center, will be available. For those individuals desiring more "hands-on" activities, amateur archaeologist participation supervised by professionals in Mayan archaeology also will be available. Fees charged to our guests will be based on the level of participation.

Anticipated revenues from our cultural center operations also will be generated from ticket sales to non-natives for admission to the cultural center and sales at a retail store located in the center. We intend for this store to sell the normal array of souvenirs, including books, replicas of artifacts, t-shirts and other mementos.

We also intend to fund professional archaeological investigation projects on Marble Hill and the Plan Grande site. This funding will serve two purposes. First, the funding may create good-will and positive name recognition in connection with our further dealings with local governmental authorities and local and international environmental, human rights and scientific groups. Second, any discoveries at the archaeological sites may enhance the cultural experience of our clients creating additional exposure for our commercial endeavors. We believe that any positive publicity generated from these archeological investigations could aid in the promotion of our company and our eco- resort.

Our management believes, based on their knowledge of the tourist industry, that there is a substantial market for archaeological tours to Central America, including those focusing on Mayan ruins on the Bay Islands of Honduras.

Our Alternative Healing Business

We intend to establish an area on our properties for the cultivation and eventual harvesting of traditional herbs and other medicinal plants. A commercial product line will be developed from these herbs and plants. This line of products will be offered for sale to our hotel and spiritual and wellness center guests and visitors to our tourist destination. We also intend to market this line of products in the United States, Latin and South America, Europe and Asia, subject to obtaining appropriate administrative approvals and export/import permits, as well as compliance with other governmental laws and regulations.

We anticipate initially obtaining product from third parties to accelerate cash flow from this revenue source.

We also intend to offer alternative medicinal products that have been developed by native and other traditional healers. It is our intention to fund the training of students who will study under the guidance of the leading practitioners of ancient Mayan and other native healing techniques. In this context, guests of our spiritual and wellness center and visitors to our tourist destination will be able to observe these students as they learn such healing methods.

Business Model

We anticipate our business will be developed in different phases over an extended period of time. We have chosen this course of action for two reasons. First, we are a development stage company with limited resources embarking on a large scale development project which we estimate could cost ultimately in excess of $12 million, if fully developed. Our management has experience in raising capital for worthy projects, in different industries. We believe raising adequate capital to fund our development plans will be difficult, especially under current market conditions. However, we also believe raising such necessary funds is feasible, although we can give you no assurance that such funds can be obtained or that obtaining such funds, if possible, will be on terms advantageous to our company or then current stockholders.

The second reason for progressing steadily, but without haste, in the early stages is our need to plan the development carefully. We believe that our Naba Ah and Plan Grande properties are rich in beauty and historical/cultural significance. We further believe that we have a responsibility to our stockholders, the native people of Guanaja and our future guests to develop the properties carefully to maximize stockholder value while preserving and enhancing the properties' natural beauty and cultural significance.

Our immediate, short-term focus, will be on capital raising, investigating possible additional land acquisitions to supplement the real estate we have already purchased and obtaining applicable architectural renderings for our Naba Ah resort. The timing and extent of construction of the main buildings for our Naba Ah resort and Plan Grande tourist destination, as well as acquisition of additional parcels of land, will be dependent upon the timing and success of our capital raising efforts.

We have not formulated specific plans regarding any equity or debt offerings or mortgaging of our properties and do not know if such sources of funding would be available to us when needed nor on what terms. We also intend to approach other entities, both corporate and individual, to assist us in some of our Plan Grande development activities, on a grant or sponsorship basis. The failure to raise additional funds, through debt or equity financing or by grant funding, will result in our inability to continue development activities. The inability to continue development activities could result in a substantial, if not total, loss in the value of any investment in our company.

As our planning is finalized in preparation for construction, we will evaluate the advisability of using new capital resources for the commencement of construction or for the acquisition of additional properties adjacent to or in close proximity to our currently planned Naba Ah and Plan Grande properties. In any event, we do not anticipate generating any revenues prior to late in calendar year 2003, at the earliest.

Development of our operations could be subject to delays. There are numerous uncertainties surrounding our ability to develop our Naba Ah tourist/vacation destination in Honduras where the eco-resort concept has not been proven a successful business model. A failure by us to successfully complete our development and construction activities as discussed above may have a material adverse effect on our intended business operations.

Our resort property will be subject to all operating risks common to the resort industry. These risks include, among other things:

o     competition from other hotels and resorts,

o     reduction in demand for eco-resorts,

o     changes in governmental regulation,

o overbuilding in the hotel and vacation destination industries, which may adversely affect occupancy and room rates,

o increases in operating costs attributable to inflation and other factors, which increases have not consistently been, and may not necessarily in the future be, offset by increased room rates,

o     significant dependence on vacation travelers and tourism,

o the effects of terrorists activities and the threat of such activities on our target eco-resort customers,

o     the seasonality of hotel revenues, especially for resorts,

o the impact of severe weather on hotel occupancies in locations such as Honduras,

o     increases in construction costs,

o     increases in energy costs and other expenses of travel, and

o     adverse effects of general and local economic conditions.

In order to implement our business model, we will be required to:

o     obtain, develop and adopt appropriate and adequate operating systems,

o     attract and retain skilled executive, management and other personnel, and

o successfully manage growth, including monitoring operations, controlling costs and maintaining effective quality and service controls.

We cannot assure you that we will be able to implement successfully our business model.

Competition

We believe that the principal methods of competition with our Naba Ah resort complex will be on the basis of:

o our ability to incorporate our central theme into the complex's infrastructure and available services,

o     brand development, affiliation and marketing,

o     customer service,

o     location, and

o the condition and upkeep of the resort in general and in relation to other resorts and hotels in the local, regional, national and international markets.

We believe that we will be well positioned in each of these categories. We intend to emphasize our Naba Ah central theme, customer service and the newness of our facilities. We also believe that a strong commitment to regular capital improvements, including the refurbishment of furniture, fixtures and equipment, will help in our competitive position.

We will have to compete for customers. Our resort will compete for customers with a wide range of lodging facilities offering full-service, limited-service and all-suite lodging options to the public and with other competitors offering other types of vacation destinations. We will compete with other local tourist/vacation destinations, as well as with tourist/vacation destinations located throughout the world. We face significant competition from many of the world's established and recognized lodging, hospitality, entertainment, vacation ownership companies. Many of our competitors have much greater financial, marketing, personnel and other resources than we do, which could adversely affect our ability to successfully compete with these competitors.

Companies in the lodging and vacation industries compete based on factors such as room rates, quality of accommodations, name recognition, service levels, marketing programs, convenience of location and entertainment value. We cannot assure you that our competitors will not significantly expand or improve facilities, adjust prices or implement new or improved marketing programs so that our proposed operations are adversely affected. We will also compete with other alternative entertainment destinations in attracting cruise ships and tour groups. We cannot assure you that we will be successful in obtaining commitments from cruise ship lines and travel and tour agencies to add our resort, wellness spa and cultural center to their ports-of call or recommendation lists.

Seasonality

The operations at our resort are anticipated to be seasonal. This seasonality pattern can be expected to cause fluctuations in our quarterly revenues and cash flow. The market price for our securities, if one exists, may be subject to volatility as a result of such seasonality.

Employees

We are a development stage company and currently have no employees, other than our two executive officers, Johnny R. Thomas and John C. Francis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a salaried basis. We anticipate that, prior to commencing business operations, we may retain one employee in the United States for administrative work and three persons in Honduras for site preparation and caretaking.

We consider Johnny R. Thomas, our Chief Executive Officer, and John C. Francis, our Vice President, to be key to our future success, if any. The loss of the services of either of these executive officers could have a material adverse effect on our performance. We presently do not maintain a "key-man" life insurance policy with respect to any of our executive officers.

Governmental Regulation

We will be subject to various local governmental regulations in connection with the development of our Naba Ah eco-resort complex. These regulations include those relating to construction and zoning permits and variances, and compliance with environmental and sewage matters. We have retained local counsel to advise us on these matters and to assist us in compliance with all applicable regulations.

In 1990, the entire island of Guanaja was declared a marine national park by the Honduran government and an array of governmental programs were established to assure that the ecology and environment, both on land and at sea, are preserved while appropriate tourism development is encouraged. We have been advised that this marine park designation will affect our construction plans only to the extent of compliance with sewage disposal/septic requirements. We do not believe compliance with these requirements will have a material adverse effect on our construction and development plans nor on our future business operations.

The lodging industry is subject to various government regulations, such as food service and health and liquor license laws. We also will be subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. We believe that our operations will be in substantial compliance with these requirements. However, a determination that our operations are not in compliance with any applicable law could result in the imposition of fines, an award of damages to private litigants or significant expense to us in bringing our operations into compliance.

Our line of medicinal herbs and natural healing products and related marketing and advertising will be subject to governmental regulation by the various domestic agencies and authorities of the jurisdictions in which we will market and sell the product line. This will include, in the United States, the Food and Drug Administration, which regulates food, medical products and cosmetics. The advertising and marketing of our products are regulated in the U.S. by the Federal Trade Commission, which enforces consumer protection laws in regards to truth in advertising. In addition, the Consumer Product Safety Commission protects the U.S. public from unreasonable risk of injuries and death associated with consumer products, and the United States Department of Agriculture regulates food safety and quality for products sold in the U.S. Similar types of agencies exist in our foreign markets.

Our intended medicinal herbs and natural healing products markets are subject to regulations concerning product formulation, labeling and packaging. These laws and regulations will, in all likelihood, require us, among other things, to conform product labeling to the regulations, and register or qualify products with the applicable government authority or obtain necessary approvals or file necessary notifications for the marketing of such products. Many of our intended markets also regulate product claims and advertising. These laws regulate the types of claims and representations that can be made regarding the capabilities of products. For example, in the United States, we will be unable to make any claim that our products will diagnose, cure, mitigate, treat, or prevent disease.

Our operations will be conducted in a foreign country and there are risks inherent in international business activities. These risks include:

o     unexpected changes in regulatory requirements,

o anti-American political climate which curtails tourism because of perceived danger,

o     tariffs and other trade barriers,

o     difficulties in managing international operations,

o potential adverse tax consequences, including limitations on repatriation of earnings,

o     reduced protection for intellectual property,

o     the burdens of complying with foreign laws,

o being subject to a foreign system that may differ from the system in the United States,

o the ability of key management to obtain permits to work in the foreign country, and

o     the effects of local wage scales, employment customs and other expenses.

Item 2. Description of Property.

We have acquired four parcels of land on Guanaja at two sites and are in discussion concerning the acquisition of additional parcels. The first set of two parcels, consisting of approximately 37.2 acres, is where we intend to construct our Naba Ah eco-resort and wellness center. The second set of two parcels, consisting of approximately 19.5 acres, is at the Plan Grande location and includes Marble Hill.

We may be subject to various environmental, health, safety and land use laws, ordinances, regulations and similar requirements. Pursuant to these laws, a current or previous owner or operator of real property may be required to investigate and clean up hazardous or toxic substances or wastes or releases of petroleum products or wastes at such property, and may be held liable to a governmental entity or to third parties for associated damages and for investigation and substantial clean-up costs incurred by such parties in connection with the contamination. Such laws may impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants.

We may experience adverse effects or incur liability as a result of our interests in real estate. We currently own property on the island of Guanaja in Honduras and intend to acquire and/or lease additional property on the island. We will therefore be subject to varying degrees of risk generally related to owning and leasing real estate. These risks include:

o     changes in national, regional and local economic conditions,

o     changes in local real estate market conditions,

o costs of periodic renovation of our resort and the periodic replacement of furniture and equipment in order to stay competitive,

o costs of uninsured and underinsured casualty and other losses, such as those arising from hurricanes or earthquakes,

o changes in interest rates and in the availability, costs and terms of financing,

o     the ongoing need for capital improvements,

o     changes in real estate tax rates and other operating expenses,

o the impact of present or future environment legislation and compliance with environmental laws, and

o     adverse changes in zoning and other governmental laws and regulations.

Most of these matters are beyond our control. Additionally, real estate investments are relatively illiquid, which means that our ability to vary our business in response to changes in economic and other conditions may be limited.

Our principal executive office is located at 1700 West Horizon Ridge Parkway - Suite 202, Henderson, Nevada 89012. We are renting office space, telephone and secretarial services at this location from Falcon Financial Group LCC. Falcon is an entity controlled by our chief executive officer and vice president; the landlord is a non-affiliated third party. On July 1, 2001, we entered into a sublease with Falcon pursuant to which we issued to Falcon an aggregate of 57,600 shares of our common stock in full satisfaction of our two-year sublease rent obligation to Falcon, which we valued at $28,800, or $1,200 per month. Falcon pays $1,750 per month under its overlease with the landlord for the premises. We did not obtain any outside valuation of the sublease and we do not consider this arrangement with Falcon to be an arms-length transaction.

Item 3. Legal Proceedings.

We currently are not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended June 30, 2002.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

There currently is no public trading market for our common stock.

Holders

There were 107 holders of record of our common stock as of the close of business on August 15, 2002.

Dividends

We have never declared or paid any dividends to the holders of our common stock and we do not expect to pay cash dividends in the foreseeable future. We currently intend to retain all earnings for use in connection with the development of our business and for general corporate purposes. Our board of directors will have the sole discretion in determining whether to declare and pay dividends in the future. The declaration of dividends will depend on our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. In addition, our ability to pay cash dividends in the future could be limited or prohibited by the terms of financing agreements that we may enter into or by the terms of any preferred stock that we may authorize and issue. Accordingly, investors in our common stock will have to look to appreciation in the value of their securities to obtain a return on their investment.

Securities Authorized for Issuance Under Equity Incentive Plans

We currently do not have in effect any compensation plans, nor individual compensation arrangements, under which any of our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

(a) As of January 20, 2000, we issued, in a private transaction, 2,960,000 shares of our common stock and warrants to purchase an additional 986,667 shares of our common stock to Estancia LLC, an entity established for estate planning purposes by Johnny R. Thomas, a director, chief executive officer and founder of our company, for the aggregate consideration of $3,256. Dr. Thomas is the manager of Estancia. These warrants automatically converted into our class A warrants on the completion of our initial public offering. We believe that these securities were issued in a transaction not involving any public offering in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

(b) As of January 20, 2000, we issued, in a private transaction, 40,000 shares of our common stock and warrants to purchase an additional 13,333 shares of our common stock to Snow Becker Krauss P.C., our outside counsel, for the aggregate consideration of $40. These warrants automatically converted into our class A warrants on the completion of our IPO. We believe that these securities were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by
      Section 4(2) of the Securities Act.

(c) On April 1, 2001, we issued, in a private transaction, 2,400,000 shares of our common stock and warrants to purchase an additional 800,000 shares of our common stock to Manzano Limited Partners, a family limited partnership consisting of family members of Johnny R. Thomas, a director, chief executive officer and founder of our company, in exchange for the cancellation of $2,680 of indebtedness due the registrant's founder. Dr. Thomas is the manager of Manzano. These warrants automatically converted into our class A warrants on the completion of our IPO. We believe that these securities were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by
      Section 4(2) of the Securities Act.

(d) Effective June 29, 2001, we issued, in a private transaction, 23,324 shares of our common stock to Johnny R. Thomas, a director, chief executive officer and founder of our company, in exchange for $11,662 of indebtedness due Dr. Thomas. We believe that these securities were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

(e) Effective June 29, 2001, we issued, in a private transaction, 60,000 shares of our common stock to Johnny R. Thomas, a director, chief executive officer and founder of our company, for $30,000 paid in cash. We believe that these securities were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

(f) Effective June 29, 2001, we issued, in a private transaction, 57,600 shares of our common stock to Falcon Financial Group, LLC, an entity owned by Johnny R. Thomas, a director, chief executive officer and founder of our company, and John C. Francis, a director, vice president and chief executive officer of our company, in connection with a sublease for our current principal executive offices and valued at $28,800. We believe that these securities were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by
      Section 4(2) of the Securities Act.

(g) Effective July 1, 2001, we issued, in a private transaction, an aggregate of 144,000 shares of our common stock to each of Johnny R. Thomas, a director, chief executive officer and founder of our company, and John C. Francis, a director, vice president and chief executive officer of our company, in connection with their entering into two-year employment agreements with us. We believe that these securities were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

(h) Effective April 1, 2002, we issued, in a private transaction, 100,000 shares of our common stock to Snow Becker Krauss P.C., our outside counsel, in consideration for services rendered which we have valued at $50,000. We believe that these securities were issued in a transaction not involving a public offering in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act.

Use of Proceeds from IPO

We filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 on September 14, 2000 (Commission file number: 333-45780) in connection with our initial public offering. The SEC declared the Form SB-2 effective on February 11, 2002.

We registered a total of 2.1 million units under the Form SB-2 for public sale at $0.50 per unit. Each unit consists of one share of our common stock and one-third (1/3) of one Class A Redeemable Common Stock Purchase Warrant. Each class A warrant entitles its holder to purchase one share of our common stock and one Class B Redeemable Common Stock Purchase Warrant. The class A warrants are exercisable for four years from February 11, 2002, subject to earlier redemption, at an exercise price of $6.00 per share. Each class B warrant entitles its holder to purchase one share of our common stock. The class B warrants are exercisable for five years from February 11, 2002, subject to earlier redemption, at an exercise price of $9.00 per share. We offered the units on a self underwritten, best efforts, 1.2 million units minimum and 2.1 million units maximum basis. All of the units were offered for our account. There were no units offered for sale for the account of any selling securityholder.

We completed the sale of all of the 2.1 million units offered in the IPO. The units were sold for the consideration of the reduction of our outstanding debt to the purchasers of such units totaling approximately $1,034,000, including $34,000 of accrued interest, and $16,000 in cash.

The following sets forth, for the period commencing on the effective date of the Form SB-2 through September 23, 2002, the types and amounts of expenses we incurred in connection with the issuance and distribution of the units registered in the Form SB-2. None of such expenses were incurred to, nor were payments of such expenses made to, directly or indirectly, any (a) of our directors, officers or their affiliates, (b) persons owning 10% or more of any class of our equity securities, or (c) of our other affiliates.

Type of Expense                                                                                             Amount
---------------                                                                                         -------------
Legal fees...........................................................................................   $      14,553
Accounting fees......................................................................................           2,250
Escrow agent fees....................................................................................           1,250
Printing costs.......................................................................................           1,284
Transfer agent fees..................................................................................           1,545
Federal and state filing fees........................................................................           8,671
                                                                                                        -------------
   Total.............................................................................................   $      29,553
                                                                                                        =============

The following sets forth, for the period commencing on the effective date of the Form SB-2 through September 23, 2002, the types and amounts of net offering proceeds from the IPO that we have utilized. None of such uses were paid to, directly or indirectly, any (a) of our directors, officers or their affiliates,
(b) persons owning 10% or more of any class of our equity securities, or (c) of our other affiliates.

Type of Expense                                                                                             Amount
---------------                                                                                         -------------
Satisfaction of indebtedness incurred in connection with prior purchases of
   real property in Honduras.........................................................................   $     906,160
Satisfaction of indebtedness incurred in connection with development of real property................          59,000
Satisfaction of indebtedness incurred in connection with general and administrative costs and
   for working capital...............................................................................          55,287
                                                                                                        -------------
   Total.............................................................................................   $   1,020,447
                                                                                                        =============

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

We have financed our operations to date through the sale of our securities to and loans from our officers and directors and their family members and affiliates. Almost all of the outstanding amounts due under these loans were used by the lenders as the consideration for their purchases of an aggregate of 2,068,704 units sold in our initial public offering.

From inception through June 30, 2002, net cash used to fund operating activities totaled approximately $38,000, net cash utilized by investing activities totaled $890,000 and net cash provided by financing activities totaled $930,000.

From inception through June 30, 2002, our sole source of cash and capital has been from the following transactions:

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

o In June 2001, we issued to our president 23,324 shares of our common stock in satisfaction of certain of our obligations to him totaling $11,662;

o In June 2001, we sold and issued to our chief executive officer 60,000 shares of our common stock for total cash proceeds of $30,000;

o In July 2001, we borrowed $72,300 from Falcon Financial Group LLC, an affiliate of our chief executive officer and vice president and which also is our sub-lessor, and issued to Falcon a promissory note in the principal amount of $72,300, bearing interest at the rate of 7% per annum and due in June 2003, which note was satisfied in connection with the affiliate's participation in our initial public offering, as more fully discussed below;

o In July 2001, we issued to Falcon 57,600 shares of our common stock in satisfaction of our sublease rent obligations to this affiliate totaling $28,800;

o In July 2001, we borrowed a total of $400,800 from family members and affiliates of our chief executive officer and issued to these family members and affiliates promissory notes in the aggregate principal amount of $400,800, bearing interest at the rate of 7% per annum and due in June 2003, which notes were satisfied in connection with the family members' and affiliates' participation in our IPO;

o In September 2001, we acquired real property in Honduras by issuing a promissory note, in the principal amount of $268,665 due in June 2003, to the seller of this property, which note was satisfied in connection with the real property owner's participation in our IPO;

o In October 2001, we borrowed $5,000 from an affiliate of our chief executive officer and, in connection with such borrowings, issued a 7% promissory note in the principal amount of $5,000 due in June 2003, which note was satisfied in connection with the affiliate's participation in our IPO;

o From December 2001 through February 2002, we borrowed an aggregate of $112,000 from an affiliate of the spouse of our president and chief executive officer, and, in connection with such borrowings, we issued 7% promissory notes in the aggregate principal amount of $112,000, which notes were satisfied in connection with the affiliate's participation in our IPO; and

o From February through April 2002, we received additional loans from affiliates aggregating $40,000 and, in connection with such loans, issued 7% promissory notes in the aggregate principal amount of $40,000 due in June 2003, which notes were satisfied in connection with the affiliates' participation in our IPO.

Almost all of the funds raised through the borrowings specified above have been used by us in connection with our acquisition of properties on the Honduran Bay Island of Guanaja.

On February 11, 2002, the Securities and Exchange Commission declared effective our registration statement on Form SB-2 in connection with our initial public offering. We offered for sale 2,100,000 units (each unit consisting of one share of our common stock and one-third (1/3) of a Class A Warrant) in our IPO, at a per unit price of $.50, on a 1,200,000 units minimum and 2,100,000 units maximum basis. We offered to our debt holders who received our 7% promissory notes as specified above, the opportunity to participate in our IPO through the reduction in the outstanding amounts due under these notes in lieu of paying cash for the units being offered for sale. We completed the sale of 2.1 million units pursuant to the IPO in August 2002. Payment of the purchase price for these units, $1.05 million, was effected through the reduction of our outstanding debt, including accrued interest, to the purchasers of 2,068,704 units and by cash payments by the purchasers of 31,296 units.

The timing and extent of our construction and development expenditures, as well as acquisition of additional parcels of land, will be dependent upon the timing and success of our capital raising efforts.

We had outstanding approximately $250,000 of loans as of June 30, 2002 and estimate that our outstanding loans were $195,000, exclusive of accrued interest, as of August 31, 2002.

We may mortgage our real property and use the proceeds of such re-financings for further development of the properties to the extent that such real property is free of liens and encumbrances. This further development is expected to include construction of the initial casitas (cabins) and dock at our Naba Ah properties and/or the initial development of our Plan Grande tourist destination.

Our costs of developing our Naba Ah and Plan Grande properties over the next twelve months are anticipated to be between $20,000 and $1.2 million. The timing and extent of construction of the main buildings for our Naba Ah resort and Plan Grande tourist destination, as well as acquisition of additional parcels of land, will be dependent upon the timing and success of our capital raising efforts. These development projects will include the following matters:

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

We expect to incur significant operating losses over each of the next several years and expect cumulative losses to increase significantly as we implement our business operations. We do not expect to receive revenues from operations until, at the earliest, late in the calendar year 2003.

Our future liquidity and capital requirements will depend on numerous factors, including, among others:

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

If our capital raising efforts do not result in our receipt of funds sufficient to satisfy our spending plans, we will be required to revise our business model, seek a joint venture business partner and/or seek additional funding through borrowings and/or additional sales of our securities. We cannot give any assurance that additional funding will become available when needed or that the terms of such funding will not be on terms adverse to us and our securityholders.

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

o We have extremely limited resources. We have relied on loans from our management and friends and family members of our management to fund a significant portion of our activities to date. We do not expect to receive any additional loans from these lenders in the future. We cannot give any assurance that additional loans will be available from any source or that such loans, if available, will be on terms amenable to us. Our failure to obtain loans or other financing when needed or on terms amenable to us would have a material adverse effect on our business operations.

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

Item 7. Financial Statements.

Set forth below is a list of the financial statements of the Company included in this Annual Report on Form 10- KSB.

Item                                                                                                             Page*
----                                                                                                             -----
Independent Auditors' Reports..............................................................................       F-1
Consolidated Balance Sheet at June 30, 2002 and 2001.......................................................       F-2
Consolidated Statements of Operations Cumulative During the Development Stage (January 20, 2000 to
      June 30, 2002) and for the Years Ended June 30, 2002 and 2001........................................       F-3
Consolidated Statements of Stockholders' Equity for the Period From Inception (January 20, 2000) to
      June 30, 2002 .......................................................................................       F-4
Consolidated Statements of Cash Flows Cumulative During the Development Stage (January 20, 2000 to
      June 30, 2002) and for the Years Ended June 30, 2002 and 2001........................................       F-5
Notes to Consolidated Financial Statements.................................................................       F-6

----------
*     Page F-1 follows page 27 to this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Our current executive officers and directors, and their ages and principal positions with our company are as follows:

                       Age         Title
                       ---         -----
Johnny R. Thomas        61         Chief Executive Officer, President, Treasurer and Director
John C. Francis         53         Vice President, Chief Financial Officer and Director

Set forth below is a brief description of the business experience and background of our executive officers and directors, based upon information they have provided us.

Johnny R. Thomas has served as chief executive officer, president, treasurer and a director of our company since our formation in January 2000, originally as a "blank check" development stage company. Dr. Thomas received his Ph.D. degree in genetics/plant breeding from Oregon State University in 1966. Dr. Thomas has been a managing member of Falcon Financial Group LLC, a privately-held company engaged in providing assistance and advice to private companies on capital formation and introductions to investment banking firms, since January 2000. Dr. Thomas served as chairman of the board and chief executive officer (from April 1994 to February 1999), president (April 1994 through December 1997) and a director (from September 1993 to February 1999) of AgriBioTech, Inc., a publicly-held, vertically integrated developer, producer, marketer and distributor of forage and cool-season turfgrass seed. AgriBioTech and several of its subsidiaries filed a voluntary petition for bankruptcy in January 2000, approximately eleven months following Dr. Thomas' departure from the company.

John C. Francis, has served as vice president, chief financial officer and a director of our company since July 1, 2001. Mr. Francis has served as president and chief executive officer of Acalan, LLC since its formation in 1998. Acalan is a new media company specializing in the development, production and distribution of transformational media. Transformational media is material intended to transform the spirit, as well as inform the mind. Mr. Francis also has been a managing member of Falcon Financial Group LLC since January 2000. He served as chief financial officer (from April 1994 to April 1996), vice president, secretary and a director (April 1994 through January 1999) of AgriBioTech, Inc. AgriBioTech and several of its subsidiaries filed a voluntary petition for bankruptcy in January 2000, approximately eleven months following Mr. Francis' departure from the company. Mr. Francis also serves as chief executive officer, president and sole director of Hunapu, Inc., a "blank check" development stage company.

Each of our directors has been elected to serve until the next annual meeting of our stockholders, unless he shall resign, become disqualified or disabled, or shall otherwise be removed from office.

Certain conflicts of interest may exist between us and our officers and directors. Our officers and directors have other business interests to which they devote their attention and may be expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgement as is consistent with their fiduciary duties to our company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our fiscal year ended June 30, 2002.

Item 10. Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal years ended June 30, 2002 and 2001 by those persons who served as chief executive officer during our 2002 fiscal year. We had no executive officer whose total compensation exceeded $100,000 in our 2002 and 2001 fiscal years.

                           Summary Compensation Table

                                                                    Annual Compensation
                                                Fiscal      ------------------------------------
Name and Principal Positions                     Year       Salary        Bonus        Other (1)
----------------------------                     ----       ------        -----        ---------
Johnny R. Thomas, Chief Executive Officer        2002          0            0              (2)
   and President                                 2001          0            0               0

----------
(1) The above compensation figures do not include any perquisites provided by us to such person in connection with our business, all of which does not exceed the lesser of $50,000 or 10% of such person's annual salary and bonus for the subject fiscal year.

(2) From our inception through June 30, 2001, we did not pay compensation to our officers and directors. We entered into substantially identical employment agreements, each dated as of July 1, 2001, with Johnny R. Thomas, our chief executive officer, and John C. Francis, our vice president and chief financial officer. These employment agreements provide that Messrs. Thomas and Francis shall devote such time and effort as may be reasonably required to perform their duties without a requirement to devote a specific number of hours. These employment agreements are for a two-year term, which we may terminate for cause without notice. In connection with their entering into their employment agreement, we issued to each of Messrs. Thomas and Francis 144,000 shares of our common stock valued at $.50 per share. Bonuses may be paid at the sole discretion of our board of directors. The agreements provide for each employee to receive three weeks of vacation per year and to receive all benefits available to our employees.

      The employment agreements provide that in the event there is a material change in ownership or management, where the employee is terminated, or, at the employee's sole discretion, there is a significant change in his duties, responsibilities, principal place of employment or compensation, the employee may terminate without justification for one year following such change of control. The employees agreed not to compete with us during the period of their employment and for a two-year period thereafter.

Option Grants in Last Fiscal Year; Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

We did not grant any stock options, nor were any options exercised, during our fiscal year ended June 30, 2002. In addition, Johnny R. Thomas, our president and chief executive officer, does not own any options to purchase our common stock. Further, we have no long-term incentive plans currently in effect.

Stock Plans

We do not currently have in effect any stock or other incentive plans to benefit our directors, executive officers or employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us with respect to the beneficial ownership of shares of our common stock, as of September 23, 2002, by:

o each person known by us to beneficially own 5% or more of our common stock,

o     each of our executive officers and directors, and

o     all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

For the purposes of the table, the base number of outstanding shares are is 8,028,924.

Except as otherwise indicated in the notes to the following table,

o we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and

o the address for each beneficial owner listed in the table, except where otherwise noted, is c/o Crest View Inc., 1700 West Horizon Ridge Parkway - Suite 202, Henderson, Nevada 89012.

                                                                      Amount and Nature of           Percentage of Shares
Name of Stockholder                                                   Beneficial Ownership            Beneficially Owned
-------------------                                                   --------------------            ------------------
Johnny R. Thomas (1)..............................................         2,790,229(2)                    32.2(2)
John C. Francis (3)...............................................         3,353,902(4)                    37.8(4)
Anthony Conforti (5)..............................................           736,932(6)                     9.0(6)
David Thomas (7)..................................................           418,452(8)                     5.1(8)
Helen Thomas (9)..................................................           735,958(10)                    9.0(10)
All executive officers and directors as a group (two persons).....         5,506,564(11)                   58.9(11)

----------
(1) Dr. Thomas is our chief executive officer, president, treasurer and a director of our company.

(2) Represents (a) 1,444,000 shares of our common stock owned by Estancia LLC, an entity established by Dr. Thomas for estate planning purposes and of which Dr. Thomas is the manager, (b) 481,333 shares of our common stock issuable upon exercise of class A warrants owned by Estancia LLC, (c) 492,579 shares of our common stock owned by Falcon Financial Group LLC, an entity in which Dr. Thomas and John C. Francis each own a 50% equity interest, (d) 144,993 shares of our common stock issuable upon exercise of the class A warrants owned by Falcon Financial Group, LLC and (e) 227,324 shares of our common stock owned of record by Dr. Thomas. The number of shares beneficially owned by Dr. Thomas and his percentage of shares beneficially owned, as reflected in the table above, do not include (a) 614,469 shares of our common stock owned by entities created by Dr. Thomas' spouse for estate tax purposes, and which are her sole and separate property, (b) 121,489 shares of our common stock issuable upon exercise of class A warrants owned by the entities created by Dr. Thomas' spouse for estate tax purposes, (c) 121,489 shares of our common stock issuable upon exercise of class B warrants, which class B warrants only are issuable upon exercise of the class A warrants owned by the entities created by Dr. Thomas' spouse for estate tax purposes, (d) 481,333 shares of our common stock issuable upon exercise of class B warrants, which class B warrants only are issuable upon exercise of the class A warrants owned by Estancia LLC and (e) 144,993 shares of common stock issuable upon exercise of class B warrants, which class B warrants only are issuable upon exercise of the class A warrants owned by Falcon Financial Group LLC.

(3) Mr. Francis is vice president, chief financial officer and a director of our company.

(4) Represents (a) 501,000 shares of our common stock owned by Excalibur Trust, an entity established by Mr. Francis for estate planning purposes and of which Mr. Francis is a trustee and beneficiary, which shares were originally issued in January 2000, (b) 167,000 shares of our common stock issuable upon exercise of class A warrants owned by Excalibur Trust, (c) 699,999 shares of our common stock owned by Camelot FLP, a family limited partnership in which Mr. Francis has voting and disposition power over and a beneficial interest, (d) 233,333 shares of our common stock issuable upon exercise of class A warrants owned by

      Camelot FLP, (e) 492,579 shares of our common stock owned by Falcon Financial Group LLC, an entity in which Mr. Francis and Johnny R. Thomas each own a 50% equity interest, (f) 144,993 shares of our common stock issuable upon exercise of class A warrants owned by Falcon Financial Group, LLC, (g) 144,000 shares of common stock owned of record by Mr. Francis, (h) 201,000 shares of our common stock owned by Tea Cups FLP, a family limited partnership in which the wife of Mr. Francis has voting and disposition power over and a beneficial interest, (i) 67,000 shares of our common stock issuable upon exercise of class A warrants owned by Tea Cups FLP, (j) 470,503 shares of our common stock owned by Unicorn Trust, a trust in which the wife of Mr. Francis is the trustee, and (k) 232,500 shares of our common stock issuable upon exercise of class A warrants owned by Unicorn Trust. Mr. Francis disclaims any beneficial ownership with respect to all shares and all shares underlying the warrants owned by Tea Cups FLP and Unicorn Trust, in which Mr. Francis has no pecuniary interest. The number of shares beneficially owned by Mr. Francis and his percentage of shares beneficially owned, as reflected in the table above, do not include the aggregate 844,826 shares of common stock issuable upon exercise of class B warrants, which class B warrants only are issuable upon exercise of the class A warrants owned by Excalibur Trust, Camelot FLP, Falcon Financial Group LLC, Tea Cups FLP and Unicorn Trust.

(5) The mailing address for Mr. Conforti is P.O. Box 4970, Albuquerque, New Mexico 87196.

(6) Includes 184,233 shares of our common stock issuable upon exercise of class A warrants owned by Mr. Conforti. Does not include 184,233 shares of our common stock issuable upon exercise of class B warrants, which class B warrants only are issuable upon exercise of the class A warrants owned by Mr. Conforti.

(7) The mailing address for Mr. D. Thomas is 101 County Road A039, Estancia, New Mexico 87016. Mr. D. Thomas is the brother of Johnny R. Thomas, chief executive officer, president and a director of our company.

(8) Includes 104,613 shares of our common stock issuable upon exercise of class A warrants owned by Mr. D. Thomas. Does not include 104,613 shares of our common stock issuable upon exercise of class B warrants, which class B warrants only are issuable upon exercise of the class A warrants owned by Mr. D. Thomas.

(9) The mailing address for Ms. Thomas is P.O. Box 530897, Henderson, Nevada 89052. Ms. Thomas is the spouse of Johnny R. Thomas, chief executive officer, president and a director of our company.

(10) Represents (a) 230,808 shares of our common stock owned by Bosque FLP, a family limited partnership created by Ms. Thomas for estate tax purposes, and in which she has voting and disposition power over its assets and a beneficial interest, (b) 76,936 shares of our common stock issuable upon exercise of class A warrants owned by Bosque FLP, (c) 250,002 shares of our common stock owned by Capilla Holdings L.L.C., a family limited partnership created by Ms. Thomas for estate tax purposes, and in which she has voting and disposition power over its assets and a beneficial interest, (d) 133,659 shares of our common stock owned by Meadowlark Holdings LLC, a family limited partnership created by Ms. Thomas for estate tax purposes, and in which she has voting and disposition power over its assets and a beneficial interest, and (e) 44,553 shares of our common stock issuable upon exercise of class A warrants owned by Meadowlark Holdings LLC.

(11) Includes shares of our common stock beneficially owned by our executive officers and directors, including those shares described in notes (2) and
      (4) above. The number of shares beneficially owned by our executive officers and directors as a group and the group's percentage of shares beneficially owned, as reflected in the table above, do not include (a) the 1,491,152 shares of common stock issuable upon exercise of class B warrants, which class B warrants are only issuable upon exercise of the class A warrants owned by the executive officers, Camelot FLP, Estancia LLC, Excalibur Trust, Falcon Financial Group, LLC, Tea Cups FLP and Unicorn Trust, prior to any disclaimer of beneficial ownership, nor (b) the shares owned by and shares issuable upon exercise of warrants owned by the entities Dr. Thomas' spouse has created for estate tax purposes.

Control of our company currently is held by our management. Our current management, together with their affiliates, spouses and spouses' affiliates, controls approximately 65.9% of the total voting power of our company. Given their large voting control and ability to acquire additional shares of our common stock, our management, together with their affiliates, spouses and spouses' affiliates, if they choose to act in concert, is in the position to elect all of the members of our board of directors and thereby control the policies of our company. As such, our management has substantial influence over our company, which influence may not necessarily be consistent with the interests of our other stockholders.

Compensation Arrangements

From our inception through June 30, 2001, we did not pay compensation to our officers and directors. We entered into substantially identical employment agreements, each dated as of July 1, 2001, with Johnny R. Thomas, our chief executive officer, and John C. Francis, our vice president and chief financial officer. These employment agreements provide that Messrs. Thomas and Francis shall devote such time and effort as may be reasonably required to perform their duties without a requirement to devote a specific number of hours. These employment agreements are for a two-year term, which we may terminate for cause without notice. In connection with their entering into their employment agreement, we issued to each of Messrs. Thomas and Francis 144,000 shares of our common stock valued at $.50 per share. Bonuses may be paid at the sole discretion of our board of directors. The agreements provide for each employee to receive three weeks of vacation per year and to receive all benefits available to our employees.

The employment agreements provide that in the event there is a material change in ownership or management, where the employee is terminated, or, at the employee's sole discretion, there is a significant change in his duties, responsibilities, principal place of employment or compensation, the employee may terminate without justification for one year following such change of control. The employees agreed not to compete with us during the period of their employment and for a two-year period thereafter.

Item 12. Certain Relationships and Related Transactions.

On January 20, 2000, upon the formation of the company, Johnny R. Thomas, founder, a director and chief executive officer of our company, purchased through Estancia LLC, an entity established by Dr. Thomas for estate planning purposes, 2,960,000 shares of our common stock from the company for an aggregate purchase price of $2,960, or $.001 per share. Dr. Thomas tendered a recourse promissory note to the company for these shares which was paid in June 2000 when the company opened a bank account. On March 31, 2001, Estancia LLC sold, at a price of $.001 per share, 1,444,000 shares of our common stock to Excalibur Trust, of which John C. Francis is a trustee and beneficiary, and 72,000 shares of our common stock to Snow Becker Krauss P.C., our legal counsel. On July 1, 2001, John C. Francis became vice president, chief financial officer and a director of our company.

Between August 23, 2000 and February 17, 2001, we borrowed a total of $13,500 from Johnny R. Thomas. These loans were repayable one year from date of the loans and bore interest at 6% per annum. As of December 31, 2000, and June 30, 2001, we had accrued a total of $784 in interest charges.

On April 1, 2001, we issued 2,400,000 shares of common stock to Manzano Limited Partners, a family limited partnership of Johnny R. Thomas' family members, of which Dr. Thomas is a member and manager. These shares were issued in satisfaction of $2,400 principal amount of indebtedness we owed to Dr. Thomas. Manzano subsequently transferred these shares to certain of its members and others. Dr. Thomas did not receive any of these shares.

On June 29, 2001, we issued an additional 22,200 shares of common stock to Dr. Thomas in satisfaction of the remaining $11,100 of indebtedness we owed him, as well as 1,124 shares in satisfaction of $562 of accrued interest.

Between June 22, and 29, 2001, Dr. Thomas purchased 60,000 shares of common stock for $30,000 cash, or $.50 per share, in order to fund our working capital.

We are renting office space, telephone and secretarial services from Falcon Financial Group LCC. This is the location at which we currently have our principal offices. Falcon is an entity controlled by our chief executive officer and vice president; the landlord is a non-affiliated third party. On July 1, 2001, we entered into a sublease with Falcon pursuant to which we issued to Falcon an aggregate of 57,600 shares of our common stock in full satisfaction of our two-year sublease rent obligation to Falcon, which we valued at $28,800, or $1,200 per month. Falcon pays $1,750 per month under its overlease with the landlord for the premises. We did not obtain any outside valuation of the sublease and we do not consider this arrangement with Falcon to be an arms-length transaction.

On August 7, 2002, we issued to Falcon Financial Group LLC a promissory note in the amount of $101,177 in exchange for Falcon's agreement to pay certain of our expenses totaling $101,177. Falcon has paid an aggregate of $93,846 of our expenses under this agreement though September 23, 2002. Falcon is an entity controlled by our chief executive officer and vice president.

Certain parties that are affiliates of our company, our executive officers or spouses of our executive officers participated in our initial public offering, purchased a total of 1,426,720 units, all for the consideration of the cancellation our indebtedness to these parties totaling $713,360, including accrued interest. Set forth below is a list of such parties, the amount of the indebtedness and the nature of the affiliation.

Name of Purchaser                 Amount              Nature of Affiliation
-----------------                 ------              ---------------------

Bosque F.L.P.                    $115,404     Family limited partnership
                                              established by the wife of our
                                              president and chief executive
                                              officer for estate tax purposes.

Manzano Limited Partnership         5,192     Family limited partnership of
                                              members of the family of our
                                              president and chief executive
                                              officer, and in which he is a
                                              member and manager.

Falcon Financial Group, LLC       116,313     Limited liability company owned by
                                              our two executive officers.

Meadowlark Holdings LLC            66,830     Family limited partnership
                                              established by the wife of our
                                              president and chief executive
                                              officer for estate tax purposes,
                                              and of which our president and
                                              chief executive officer is a
                                              member.

David Thomas                      133,271     5% stockholder, as a result of
                                              this equity investment, and the
                                              brother of our president and chief
                                              executive officer.

Anthony Conforti                  276,350     5% stockholder, solely as a result
                                              of this equity investment.

We intend to undertake to seek at least two persons to act as independent directors on our board of directors. Once appointed to our board, we anticipate that our independent directors will approve all future related party transactions.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

Exhibit
 Number   Description
 ------   -----------

  3.1     Composite of Articles of Incorporation, as amended to date.*

  3.2     By-Laws, as amended to date.*

  4.1     Specimen common stock certificate.*

  4.2     Specimen class A warrant certificate.*

  4.3     Specimen class B warrant certificate.*

  4.4 Form of Warrant Agent Agreement, between Crest View Inc. and Pacific Stock Transfer Company.*

  4.5     Form of warrant certificates evidencing pre-IPO warrants.*

  10.1 Form of Escrow Agreement, between Crest View Inc. and Southwest Escrow Company.*

  10.2 Form of promissory notes made August 23, 2000, September 7, 2000 and February 17, 2001.*

  10.3 Employment Agreement, dated as of July 1, 2001, between Crest View Inc. and Johnny R. Thomas.*

  10.4 Employment Agreement, dated as of July 1, 2001, between Crest View Inc. and John C. Francis. *

  10.5 Exchange Agreement, dated April 1, 2001, between Crest View Inc. and Johnny R. Thomas.*

  10.6 Exchange Agreement, dated June 29, 2001, between Crest View Inc. and Johnny R. Thomas.*

  10.7 Sublease Agreement, dated June 29, 2001, between Crest View Inc. and Falcon Financial Group LLC.*

  10.8    Form of promissory note issued to real property lenders.*

  10.9 Stock Purchase Agreement, dated as of September 18, 2001, between Crest View Inc. and Anthony Conforti.*

  10.10   Promissory note issued to Anthony Conforti.*

  10.11 Form of investment representation letter utilized by each purchaser of common stock and/or warrants from Estancia LLC, Excalibur Trust and Manzano Limited Partners.*

  10.12 Letter agreement, dated August 7, 2002, between Crest View Inc. and Falcon Financial Group LLC.

  21.1    Subsidiaries of Crest View Inc.

  99.1 Certification of Johnny R. Thomas pursuant to 18 U.S.C.ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of John C. Francis pursuant to 18 U.S.C.ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

----------
  *       Incorporated by reference. See Exhibit Index commencing on page 40.

Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the last quarter of our fiscal year ended June 30, 2002.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders
Crest View Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Crest View Inc. (a development stage company) and Subsidiaries, as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2002 and 2001 and the cumulative period from inception, January 20, 2000 through June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Crest View Inc. (a development stage company) and Subsidiaries and the results of its consolidated operations and its consolidated cash flows for the periods mentioned, in conformity with accounting principles generally accepted in the United States of America.


                                                        LAZAR LEVINE & FELIX LLP

New York, New York
September 10, 2002

                                 Crest View Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                                      June 30,
                                                                             --------------------------
                                                                                2002             2001
                                                                             -----------       --------
                                   - ASSETS -
CURRENT ASSETS:
   Cash                                                                      $     1,833       $ 31,841
                                                                             -----------       --------
      Total current assets                                                         1,833         31,841
                                                                             -----------       --------

OTHER ASSETS:
   Investment in real estate (Note 3)                                          1,140,311             --
   Deferred expenses (Note 7)                                                     86,400             --
                                                                             -----------       --------
                                                                               1,226,711             --
                                                                             -----------       --------

                                                                             $ 1,228,544       $ 31,841
                                                                             ===========       ========

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accrued expenses                                                          $    25,518       $  7,000
   Current portion of long-term debt (Note 4)                                    125,000             --
                                                                             -----------       --------
      Total current liabilities                                                  150,518          7,000
                                                                             -----------       --------

LONG-TERM DEBT (Note 4)                                                          125,000             --
                                                                             -----------       --------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS' EQUITY (Note 5):
   Preferred stock, $.001 par value; 8,000,000 shares authorized,
      none issued                                                                     --             --
   Common stock, $.001 par value; 40,000,000 shares authorized,
      7,823,270 and 5,483,324 shares issued and outstanding at June 30,
      2002 and 2001, respectively                                                  7,823          5,483
   Additional paid-in capital                                                  1,179,659         41,579
   Deficit accumulated during the development stage                             (234,456)       (22,221)
                                                                             -----------       --------
                                                                                 953,026         24,841
                                                                             -----------       --------

                                                                             $ 1,228,544       $ 31,841
                                                                             ===========       ========

                             See accompanying notes.

                                Crest View Inc.
                         (A Development Stage Company)
                     Consolidated Statements of Operations

                                                             Cumulative
                                                             During the
                                                             Development
                                                                Stage           For the Year Ended June 30,
                                                          (January 20,2000     -----------------------------
                                                            June 30, 2002)         2002              2001
                                                          ----------------     -----------       -----------
REVENUES                                                     $        --       $        --       $        --
                                                             -----------       -----------       -----------

COSTS AND EXPENSES:
   Compensation                                                   72,000            72,000                --
   Filing fees                                                    11,785             6,479             5,206
   Professional fees                                              81,112            70,112            11,000
   Other expenses                                                 20,324            14,971             5,353
   Rent expense                                                   14,400            14,400                --
   Interest expense                                               34,835            34,273               562
                                                             -----------       -----------       -----------
                                                                 234,456           212,235            22,121
                                                             -----------       -----------       -----------

NET LOSS (Note 6)                                            $  (234,456)      $  (212,235)      $   (22,121)
                                                             ===========       ===========       ===========

LOSS PER SHARE:
   Basic and diluted                                         $      (.05)      $      (.03)      $      (.01)
                                                             ===========       ===========       ===========

   Weighted average number of common shares outstanding        4,866,754         6,134,145         3,585,434
                                                             ===========       ===========       ===========

                             See accompanying notes.

                                 Crest View Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                           Deficit
                                                                                         Accumulated
                                                 Common Stock                             During the
                                             ---------------------        Paid-In        Development    Stockholders'
                                               Number       Amount        Capital            Stage          Equity
                                             ---------      ------      -----------      -----------    -------------
At inception, January 20, 2000                      --      $   --      $        --       $      --       $      --
Issuance of common units                     3,000,000       3,000               --              --           3,000
Net loss for period ended June 30, 2000             --          --               --            (100)           (100)
                                             ---------      ------      -----------       ---------       ---------
BALANCE AT JUNE 30, 2000                     3,000,000       3,000               --            (100)          2,900

Repayment of officer's loans                 2,422,200       2,422           11,078              --          13,500
Payment of interest accrued                      1,124           1              561              --             562
Issuance of shares for cash                     60,000          60           29,940              --          30,000
Net loss for year ended June 30, 2001               --          --               --         (22,121)        (22,121)
                                             ---------      ------      -----------       ---------       ---------
BALANCE AT JUNE 30, 2001                     5,483,324       5,483           41,579         (22,221)         24,841

Officers' compensation                         345,600         346          172,454              --         172,800
Conversion of debt and related interest      1,866,350       1,866          931,309              --         933,175
Issuance of common units for cash               27,996          28           13,970              --          13,998
Professional services                          100,000         100           49,900              --          50,000
Expenses related to share issuances                 --          --          (29,553)             --         (29,553)
Net loss for year ended June 30, 2002               --          --               --        (212,235)       (212,235)
                                             ---------      ------      -----------       ---------       ---------
BALANCE AT JUNE 30, 2002                     7,823,270      $7,823      $ 1,179,659       $(234,456)      $ 953,026
                                             =========      ======      ===========       =========       =========

                             See accompanying notes.

                                 Crest View Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                Cumulative
                                                                During the
                                                               Development
                                                                   Stage               For the Year Ended June 30,
                                                             (January 20,2000         ----------------------------
                                                               June 30, 2002)            2002                2001
                                                                  ---------           ---------           --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(234,456)          $(212,235)          $(22,121)
   Adjustments to reconcile net loss to net cash used by
      operating activities:
      Compensatory shares                                            50,000              50,000                 --
      Amortization of deferred compensation                          86,400              86,400                 --
      Interest                                                       34,972              34,410                562
   Changes in assets and liabilities:
      Accrued expenses                                               25,518              18,518              7,000
                                                                  ---------           ---------           --------
        Net cash used by operating activities                       (37,566)            (22,907)           (14,559)
                                                                  ---------           ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of real estate                                      (890,311)           (890,311)                --
                                                                  ---------           ---------           --------
        Net cash used by investing activities                      (890,311)           (890,311)                --
                                                                  ---------           ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from long-term debt                                     898,765             898,765                 --
   Proceeds from officer's loans                                     13,500                  --             13,500
   Sale of equity units                                              46,998              13,998             30,000
   Expenses associated with equity offering                         (29,553)            (29,553)                --
                                                                  ---------           ---------           --------
        Net cash provided by financing activities                   929,710             883,210             43,500
                                                                  ---------           ---------           --------

Net increase (decrease) in cash and cash equivalents                  1,833             (30,008)            28,941
   Cash and cash equivalents - beginning of period                       --              31,841              2,900
                                                                  ---------           ---------           --------
Cash and cash equivalents - end of period                         $   1,833           $   1,833           $ 31,841
                                                                  =========           =========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
(i)  Interest paid                                                $      --           $      --           $     --
     Taxes paid                                                   $      --           $      --           $     --

(ii) During the year ended June 30, 2002, the Company acquired real estate and issued promissory notes to effect payment in the amount of $250,000. The Company also issued 1,866,350 units (pursuant to the IPO - see Note 5) as payment for loans aggregating $898,765 plus accrued interest of $34, 410.

(iii) During the year ended June 30, 2001, the Company issued 2,400,000 shares of its common stock in full payment of $2,400 of officer's loans; 22,200 shares in full payment of $11,100 of officer's loans as well as 1,124 shares of common stock in satisfaction of interest accrued on such loans of $562.

                             See accompanying notes.

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001

NOTE 1 - DESCRIPTION OF COMPANY:

Crest View Inc. (the "Company") was organized in the state of Nevada on January 20, 2000. The Company was formed to serve as a vehicle to raise capital to acquire a business and, as of June 30, 2001, was considered a "blank check" company inasmuch as the Company was not generating revenues and did not own an operating business. The Company's efforts, through June 30, 2001, were limited to organizational activities. In July 2001, the Company entered into an agreement to develop a vacation and tourist destination featuring an "eco-resort," wellness center and cultural exhibits, on the Honduran island of Guanaja. The Company currently has no employees except for its two executive officers and had no material assets prior to the acquisition of real estate in September 2001. Administrative services are currently being provided by an entity controlled by an officer of the Company.

The Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its fiscal year end is June 30. As shown in the accompanying financial statements, the Company has not generated any revenues to date, and has incurred cumulative expenses of $249,850.

The Company purchased two parcels of real estate through newly formed subsidiaries and, in September 2001 acquired all of the outstanding shares of Plan Grande Group, S.A., thereby making this entity a wholly owned subsidiary. All inter-company transactions and balances have been eliminated upon consolidation.

See also Note 3.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

(a)   Principles of Consolidation:

      The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Plan Grande Group, S.A. and its 99.99% owned subsidiary Crest View (Holding) SRL. Crest View (Holding) SRL owns 99.96% of Crest View, Investments S.A. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)   Use of Estimates:

      In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

(c)   Statements of Cash Flows:

      For purposes of the statements of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(d)   Fair value:

      The Company's financial instruments are cash and cash equivalents, accounts payable and debt obligations. The recorded values of cash and cash equivalents and accounts payable approximate their fair values based on their short-term nature. The recorded values of debt obligations approximate their fair values, as interest approximates market rates.

(e)   Loss Per Common Share:

      Loss per common share was calculated by dividing the net loss by the weighted average number of shares outstanding for each period presented.

(f)   Income Taxes:

      The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

NOTE 3 - INVESTMENT IN REAL ESTATE:

In connection with the plans to develop a vacation and tourist resort (see Note
1), since July 1, 2001 and through June 30, 2002, the Company, through newly formed Honduran subsidiaries, has acquired real property parcels on the island of Guanaja.

The real property includes (i) one parcel of land, of approximately 18 acres to be used for the resort, which was acquired at a total cost (including closing costs) of approximately $425,000; (ii) one parcel of land (approximately 3.5 acres) at another site at a cost of approximately $45,000 and (iii) one parcel of land (approximately 19.2 acres) at a cost of $300,000, of which $50,000 was paid at closing and the remainder to be paid in 4 equal installments (see Note
4).

In September 2001, the Company acquired 1,250 shares (100%) of the outstanding stock of Plan Grande Group, S.A., ("PGG"), a Honduran corporation. The sole asset of PGG is real property, approximately 16 acres of undeveloped land, located on the island of Guanaja. As consideration for the acquisition of these shares, the Company issued a promissory note payable to the seller in the principal amount of $268,665. In March 2002, the principal amount of this note, plus interest accrued of $7,685, was satisfied through the issuance of 552,700 shares of Company common stock.

None of the above properties are presently insured.

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001
                                   (Continued)

NOTE 4 - LONG-TERM DEBT:

As of June 30, 2002, long-term debt consisted of a 6% note payable regarding the acquisition of real estate (see Note 3), due in four semi-annual payments of $62,500 plus interest. The first installment was paid in July 2002 (subsequent to the balance sheet date) with loans received from an affiliated company (see
Note 8).

NOTE 5 - STOCKHOLDERS' EQUITY:

As of June 30, 2000, the Company had issued an aggregate of 3,000,000 units at a price of $.001 per unit, with each unit consisting of one (1) share of common stock and one-third (1/3) Class A Redeemable Common Stock Purchase Warrant, for cash proceeds of $3,000. The holder of 3 units is entitled to exercise one Class A Warrant to purchase one share of common stock and one Class B Redeemable Common Stock Purchase Warrant at a price of $6.00 per share. One Class B Warrant entitles the holder to purchase one share of common stock at a price of $9.00 per share.

During the year ended June 2001, the Company issued 2,423,324 shares of common shares to effect the repayment of loans (plus accrued interest) aggregating $14,062 due to an officer of the Company and also issued 60,000 shares of its common stock for cash proceeds of $30,000.

In July 2001, the Company issued an aggregate of 288,000 shares of its common stock, valued at $144,000, to two of its officers. This issuance was in consideration for entering into employment agreements for a 2-year period (see
Note 7a). The Company also issued 57,600 shares of common stock to an affiliated entity in full satisfaction of its rent obligation under a two-year lease agreement for aggregate rent of $28,800.

On February 11, 2002, the Securities and Exchange Commission declared effective, the registration statement filed on Form SB-2 in connection with the Company's initial public offering (IPO). The Company registered and offered for sale, 2,100,000 units (each unit consisting of one (1) share of common stock and one-third (1/3) Class A Redeemable Common Stock Purchase Warrant) at a per unit price of $.50, 1,200,000 units minimum and 2,100,000 units maximum, basis.

As of June 30, 2002, the Company completed the sale of 1,894,346 units pursuant to the IPO. Payment of $933,175 was effected through the reduction of outstanding debt to the purchasers of $898,765 and interest accrued of $34,410. In addition, the Company received cash proceeds of $13,998 and incurred expenses aggregating $29,553 in connection with the sale of the units. The Company also issued 100,000 units in lieu of cash payment for professional services rendered.

In August 2002, subsequent to the balance sheet date, the IPO was successfully consummated.

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001
                                   (Continued)

NOTE 6 -  INCOME TAXES:

                                                                        2002            2001
                                                                    -----------     -----------
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
   Net operating loss carry forwards                                $   84,000      $    7,500
   Less valuation allowance                                            (84,000)         (7,500)
                                                                    -----------     -----------
                                                                    $       --      $       --
                                                                    ===========     ===========

No provision for Federal and state income taxes has been recorded since the Company has incurred losses since inception. Deferred tax assets at June 30, 2002 and 2001 consist primarily of the tax effect of the net operating losses that expire in years beginning in 2011 and which amounts to approximately $250,000 at June 30, 2002. The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2002 and 2001 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

NOTE 7 - COMMITMENTS:

(a)   Employment agreements:

      The Company entered into substantially identical employment agreements, each dated as of July 1, 2001, with its Chief Executive Officer, and its Vice President/Chief Financial Officer. These two-year employment agreements provide that these two officers shall devote such time and effort as may be reasonably required to perform their duties without a requirement to devote a specific number of hours and may be terminated for cause without notice. The officers received an aggregate of 144,000 shares of Company common stock valued at $.50 per share, all of which vested upon commencement of the agreements. No cash consideration was paid. Bonuses may be paid at the sole discretion of the board of directors. The agreements provide for each employee to receive two weeks of vacation per year and to receive all benefits available to all other employees. The officers have also agreed not to compete with the Company during the period of their employment and for a two-year period thereafter.

(b)   Lease:

      On July 1, 2001, the Company entered into a sublease for office space with an entity controlled by its two executive officers, whereby the Company agreed to pay this entity $1,200 per month rent over a two-year period or an aggregate of $28,800. The Company has issued an aggregate of 57,600 shares of common stock to this entity in full satisfaction of its rent obligation.

NOTE 8 - SUBSEQUENT EVENTS:

On August 7, 2002, the Company received a loan from an affiliate in the amount of $101,177. On August 9, 2002, the affiliate converted the loan into 202,354 units in the IPO (see Note 5).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 27, 2002            Crest View Inc.


                                     By:          /s/ Johnny R. Thomas
                                         ---------------------------------------
                                                    Johnny R. Thomas
                                          President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ Johnny R. Thomas        President, Chief Executive Officer and          September 27, 2002
---------------------------   Director (Principal Executive Officer)
    Johnny R. Thomas


   /s/ John C. Francis        Vice President, Chief Financial Officer         September 27, 2002
---------------------------   (Principal Financial and Accounting
     John C. Francis          Officer)

                                  CERTIFICATION

      I, Johnny R. Thomas, President and Chief Executive Officer of Crest View Inc., certify that:

1.    I have reviewed this Annual Report on Form 10-KSB of Crest View Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Date: September 27, 2002


                                                     /s/ Johnny R. Thomas
                                               ---------------------------------
                                                       Johnny R. Thomas

                                  CERTIFICATION

      I, John C. Francis, Vice President and Chief Financial Officer of Crest View Inc., certify that:

1.    I have reviewed this Annual Report on Form 10-KSB of Crest View Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Date: September 27, 2002


                                                       /s/ John C. Francis
                                               ---------------------------------
                                                         John C. Francis

                                 Crest View Inc.

                          Annual Report on Form 10-KSB
                         Fiscal Year Ended June 30, 2002

                                  EXHIBIT INDEX

Exhibit
 Number   Description
-------   -----------

  3.1 Composite of Articles of Incorporation, as amended to date. (Incorporated by reference to exhibit 3.1 of Amendment No. 3 to our Registration Statement on Form SB-2 (Commission file number:
          333-45780), filed with the Securities and Exchange Commission on January 7, 2002).

  3.2 By-Laws, as amended to date. (Incorporated by reference to exhibit 3.2 of Amendment No. 3 to our Registration Statement on Form SB-2 (Commission file number: 333-45780), filed with the Securities and Exchange Commission on January 7, 2002).

  4.1 Specimen common stock certificate. (Incorporated by reference to exhibit 4.1 of our Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2002 (Commission file number: 0-49618), filed with the Securities and Exchange Commission on May 20, 2002).

  4.2 Specimen class A warrant certificate. (Incorporated by reference to exhibit 4.2 of our Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2002 (Commission file number: 0-49618), filed with the Securities and Exchange Commission on May 20, 2002).

  4.3 Specimen class B warrant certificate. (Incorporated by reference to exhibit 4.3 of our Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2002 (Commission file number: 0-49618), filed with the Securities and Exchange Commission on May 20, 2002).

  4.4 Form of Warrant Agent Agreement, between Crest View Inc. and Pacific Stock Transfer Company. (Incorporated by reference to exhibit 4.4 of Amendment No. 3 to our Registration Statement on Form SB-2 (Commission file number: 333-45780), filed with the Securities and Exchange Commission on January 7, 2002).

  4.5 Form of warrant certificates evidencing pre-IPO warrants. (Incorporated by reference to exhibit 4.5 of Amendment No. 3 to our Registration Statement on Form SB-2 (Commission file number:
          333-45780), filed with the Securities and Exchange Commission on January 7, 2002).

  10.1 Form of Escrow Agreement, between Crest View Inc. and Southwest Escrow Company. (Incorporated by reference to exhibit 10.1 of Amendment No. 3 to our Registration Statement on Form SB-2 (Commission file number:
          333-45780), filed with the Securities and Exchange Commission on January 7, 2002).

  10.2 Form of promissory notes made August 23, 2000, September 7, 2000 and February 17, 2001. (Incorporated by reference to exhibit 10.2 of Amendment No. 2 to our Registration Statement on Form SB-2 (Commission file number: 333-45780), filed with the Securities and Exchange Commission on September 17, 2001).

  10.3 Employment Agreement, dated as of July 1, 2001, between Crest View Inc. and Johnny R. Thomas. (Incorporated by reference to exhibit 10.3 of Amendment No. 2 to our Registration Statement on Form SB-2 (Commission file number: 333-45780), filed with the Securities and Exchange Commission on September 17, 2001).

  10.4 Employment Agreement, dated as of July 1, 2001, between Crest View Inc. and John C. Francis. (Incorporated by reference to exhibit 10.4 of Amendment No. 2 to our Registration Statement on Form SB-2 (Commission file number: 333-45780), filed with the Securities and Exchange Commission on September 17, 2001).

  10.5 Exchange Agreement, dated April 1, 2001, between Crest View Inc. and Johnny R. Thomas. (Incorporated by reference to exhibit 10.5 of Amendment No. 2 to our Registration Statement on Form SB-2 (Commission file number: 333-45780), filed with the Securities and Exchange Commission on September 17, 2001).

  10.6 Exchange Agreement, dated June 29, 2001, between Crest View Inc. and Johnny R. Thomas. (Incorporated by reference to exhibit 10.6 of Amendment No. 2 to our Registration Statement on Form

          SB-2 (Commission file number: 333-45780), filed with the Securities and Exchange Commission on September 17, 2001).

  10.7 Sublease Agreement, dated June 29, 2001, between Crest View Inc. and Falcon Financial Group LLC. (Incorporated by reference to exhibit 10.7 of Amendment No. 2 to our Registration Statement on Form SB-2 (Commission file number: 333-45780), filed with the Securities and Exchange Commission on September 17, 2001).

  10.8 Form of promissory note issued to real property lenders. (Incorporated by reference to exhibit 10.8 of Amendment No. 2 to our Registration Statement on Form SB-2 (Commission file number: 333-45780), filed with the Securities and Exchange Commission on September 17, 2001).

  10.9 Stock Purchase Agreement, dated as of September 18, 2001, between Crest View Inc. and Anthony Conforti. (Incorporated by reference to exhibit 10.9 of Amendment No. 3 to our Registration Statement on Form SB-2 (Commission file number: 333-45780), filed with the Securities and Exchange Commission on January 7, 2002).

  10.10 Promissory note issued to Anthony Conforti. (Incorporated by reference to exhibit 10.10 of Amendment No. 4 to our Registration Statement on Form SB-2 (Commission file number: 333-45780), filed with the Securities and Exchange Commission on February 7, 2002).

  10.11 Form of investment representation letter utilized by each purchaser of common stock and/or warrants from Estancia LLC, Excalibur Trust and Manzano Limited Partners. (Incorporated by reference to exhibit 10.11 of Amendment No. 3 to our Registration Statement on Form SB-2 (Commission file number: 333-45780), filed with the Securities and Exchange Commission on January 7, 2002).

  10.12 Letter agreement, dated August 7, 2002, between Crest View Inc. and Falcon Financial Group LLC.

  21.1    Subsidiaries of Crest View Inc.

  99.1 Certification of Johnny R. Thomas pursuant to 18 U.S.C.ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of John C. Francis pursuant to 18 U.S.C.ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.