Form 10QSB
period 2001-12-31
CREST VIEW INC
filed 2002-10-09
CIK 1123459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: December 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 8,032,924 shares of the registrant's common stock, par value $.001 per share, outstanding as of October 1, 2002.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                 Crest View Inc.

                         Quarterly Report on Form 10-QSB
                         Quarter Ended December 31, 2001

                                Table of Contents

                                                                            Page

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements:
  Consolidated Balance Sheets at December 31, 2001 (Unaudited) and
    June 30, 2001 .........................................................    3
  Consolidated Statements of Operations for the Cumulative Period
    During the Development Stage (January 20, 2000 to December 31,
    2001) and for the Three and Six Months Ended December 31, 2001
    and 2000 (Unaudited) ..................................................    4
  Consolidated Statements of Cash Flows for the Cumulative Period
    During the Development Stage (January 20, 2000 to December 31,
    2001) and for the Six Months Ended December 31, 2001 and 2000
    (Unaudited) ...........................................................    5
  Notes to Consolidated Financial Statements ..............................    6
Item 2. Management's Discussion and Analysis or Plan of Operation .........    8

PART II - OTHER INFORMATION
Item 1. Legal Proceedings .................................................   13
Item 2. Changes in Securities .............................................   13
Item 3. Defaults Upon Senior Securities ...................................   13
Item 4. Submission of Matters to a Vote of Security Holders ...............   13
Item 5. Other Information .................................................   13
Item 6. Exhibits and Reports on Form 8-K ..................................   13

Signatures ................................................................   14

Certifications ............................................................   15

Exhibit Index .............................................................   17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 Crest View Inc.
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                                                                December 31,     June 30,
                                                                                    2001           2001
                                                                                ------------     --------
                                                                                 (Unaudited)
                                          - ASSETS -

CURRENT ASSETS:
  Cash                                                                            $  81,987      $ 31,841
                                                                                  ---------      --------
    Total current assets                                                             81,987        31,841
                                                                                  ---------      --------

OTHER ASSETS:
  Investment in real estate (Note 2)                                                756,465            --
  Deferred expenses                                                                 129,600            --
                                                                                  ---------      --------
                                                                                    886,065            --
                                                                                  ---------      --------

                                                                                  $ 968,052      $ 31,841
                                                                                  =========      ========

                           - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Accrued expenses                                                                $  27,227      $  7,000
                                                                                  ---------      --------
    Total current liabilities                                                        27,227         7,000
                                                                                  ---------      --------

LONG-TERM DEBT (Note 3)                                                             840,765            --
                                                                                  ---------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 4):
  Preferred stock, $.001 par value; 8,000,000 shares authorized,
    none issued                                                                          --            --
  Common stock, $.001 par value; 40,000,000 shares authorized, 5,828,924 and
    5,483,324 shares issued and outstanding at December 31, 2001 and June 30,
    2001, respectively                                                                5,829         5,483
  Additional paid-in capital                                                        213,941        41,579
  Deficit accumulated during the development stage                                 (119,710)      (22,221)
                                                                                  ---------      --------
                                                                                    100,060        24,841
                                                                                  ---------      --------

                                                                                  $ 968,052      $ 31,841
                                                                                  =========      ========

                             See accompanying notes.

                                 Crest View Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                          Cumulative
                                          During the
                                         Development
                                        Stage (January          Three Months Ended                   Six Months Ended
                                         20, 2000 to               December 31,                        December 31,
                                          December         -----------------------------       -----------------------------
                                          31, 2001)           2001              2000              2001              2000
                                        --------------     -----------       -----------       -----------       -----------
REVENUES                                 $        --       $        --       $        --       $        --       $        --
                                         -----------       -----------       -----------       -----------       -----------

COSTS AND EXPENSES:
  Compensation                                36,000            14,400                --            36,000                --
  Filing fees                                  6,606                --                --             1,300             4,771
  Professional fees                           38,300            10,250                --            27,300             6,000
  Other expenses                              10,815             4,464                45             5,462             1,908
  Rent expense                                 7,200             6,000                --             7,200                --
  Interest expense                            20,789            16,982               165            20,227               222
                                         -----------       -----------       -----------       -----------       -----------
                                             119,710            52,096               210            97,489            12,901
                                         -----------       -----------       -----------       -----------       -----------

NET LOSS                                 $  (119,710)      $   (52,096)      $      (210)      $   (97,489)      $   (12,901)
                                         ===========       ===========       ===========       ===========       ===========

LOSS PER SHARE:
  Basic and diluted                      $      (.03)      $      (.01)      $        --       $      (.02)      $        --
                                         ===========       ===========       ===========       ===========       ===========

  Weighted average number of common
    shares outstanding                     3,489,243         5,828,924         3,000,000         5,828,924         3,000,000
                                         ===========       ===========       ===========       ===========       ===========

                             See accompanying notes.

                                 Crest View Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Cumulative
                                                          During the
                                                          Development
                                                            Stage
                                                         (January 20,         Six Months Ended
                                                            2000 to             December 31,
                                                           December       ------------------------
                                                           31, 2001)        2001            2000
                                                         ------------     ---------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $(119,710)      $ (97,489)      $(12,901)
Adjustment to reconcile net loss to net cash used
  by operating activities:
  Amortization of deferred expenses                          43,200          43,200             --
  Interest                                                      562              --             --
Changes in assets and liabilities:
  Accrued expenses                                           27,227          20,227           (278)
                                                          ---------       ---------       --------

    Net cash used by operating activities                   (48,721)        (34,062)       (13,179)
                                                          ---------       ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate                                 (487,800)       (487,800)            --
                                                          ---------       ---------       --------

    Net cash used by investing activities                  (487,800)       (487,800)            --
                                                          ---------       ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                                572,100         572,100             --
Proceeds from officers' loans                                13,500              --         11,000
Sale of equity units                                         33,000              --             --
Offering expenses                                               (92)            (92)            --
                                                          ---------       ---------       --------

    Net cash provided by financing activities               618,508         572,008         11,000
                                                          ---------       ---------       --------

Net increase (decrease) in cash and cash equivalents         81,987          50,146         (2,179)
Cash and cash equivalents - beginning of period                  --          31,841          2,900
                                                          ---------       ---------       --------

Cash and cash equivalents - end of period                 $  81,987       $  81,987       $    721
                                                          =========       =========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:

(1) During the period ended December 31, 2001, the Company acquired real estate and issued a promissory note to effect payment in the amount of $270,865.

                             See accompanying notes.

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

Crest View Inc. (the "Company") was organized in the state of Nevada on January 20, 2000. The Company was formed to serve as a vehicle to raise capital to acquire a business and, as of June 30, 2001, was considered a "blank check" company inasmuch as the Company was not generating revenues and did not own an operating business. The Company currently has no employees except for its two executive officers and had no material assets prior to the acquisition of real estate in September 2001. Administrative services are currently being provided by an entity controlled by the two executive officers of the Company. The Company's efforts, through June 30, 2001, were limited to organizational activities. In July 2001, the Company established a business plan to develop a vacation and tourist destination, featuring an "eco-resort," wellness center and cultural exhibits, on the Honduran island of Guanaja (see Note 2).

The Company is considered as being in the development stage since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its fiscal year end is June 30. As shown in the accompanying financial statements, the Company has not generated any revenues to date, and has incurred net cumulative expenses of $119,710.

During the quarter ended September 30, 2001, the Company formed a wholly owned subsidiary, Crest View, Investments S.A., through which the Company purchased two parcels of real estate (see Note 2). The Company also acquired all of the outstanding shares of Plan Grande Group, S.A., an entity owning an additional parcel of real estate, thereby making this entity a wholly owned subsidiary (see
Note 2). All inter-company transactions and balances have been eliminated upon consolidation.

The consolidated balance sheet as of December 31, 2001, the consolidated statements of operations for the three and six month periods ended December 31, 2001 and 2000 and the consolidated statements of cash flows for the six month periods ended December 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Company's results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements for the year ended June 30, 2001 included in its offering prospectus, which is incorporated by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein, since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report.

The results of operations for the three and six month periods ended December 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INVESTMENT IN REAL ESTATE:

In connection with the plans to develop a vacation and tourist resort (see Note
1), since July 1, 2001 and through December 31, 2001, the Company has acquired three parcels of real estate through Honduran subsidiaries and has entered into negotiations to purchase two other parcels of land on the island of Guanaja.

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)
                                   (Continued)

One parcel of land, of approximately 18 acres to be used for the resort, was acquired at a total cost (including closing costs) of approximately $425,000. The Company also acquired a parcel of land (approximately 3.5 acres) at another site at a cost of approximately $45,000.

In September 2001, the Company acquired 1,250 shares (100%) of the outstanding stock of Plan Grande Group, S.A. ("PGG"), a Honduran corporation. The sole asset of PGG is real property, approximately 16 acres of undeveloped land, located on the island of Guanaja. As consideration for the acquisition of these shares, the Company issued a promissory note payable to the seller in the principal amount of $268,665.

NOTE 3 - LONG-TERM DEBT:

As of December 31 2001, long-term debt consisted of the following:

       6% note payable regarding stock acquisition
       (see Note 2), due 2003                                           $268,665
       7% unsecured notes payable, due June 30, 2003                     572,100
                                                                        --------
                                                                        $840,765
                                                                        ========

NOTE 4 - STOCKHOLDERS' EQUITY:

As of June 30, 2000, the Company had issued an aggregate of 3,000,000 units at a price of $.001 per unit, with each unit consisting of one share of common stock and one-third (1/3) Class A Redeemable Common Stock Purchase Warrant, for cash proceeds of $3,000. The holder of three units is entitled to exercise one Class A Warrant to purchase one share of common stock and one Class B Redeemable Common Stock Purchase Warrant at a price of $6.00 per share. One Class B Warrant entitles the holder to purchase one share of common stock at a price of $9.00 per share.

During the year ended June 2001, the Company issued 2,423,324 shares of common shares to effect the repayment of loans (plus accrued interest) aggregating $14,062 due to an officer of the Company and also issued 60,000 shares of its common stock for cash proceeds of $30,000.

In July 2001, the Company issued an aggregate of 288,000 shares of its common stock to two of its officers. This issuance was in lieu of salaries of $144,000 to be earned by these officers over a two-year period commencing July 1, 2001, pursuant to employment agreements entered into. The Company also issued 57,600 shares of common stock to an affiliated entity in full satisfaction of its rent obligation under a two-year lease agreement for aggregate rent of $28,800.

On February 11, 2002, the Securities and Exchange Commission declared effective, the registration statement filed on Form SB-2 in connection with the Company's initial public offering (IPO). The Company registered and offered for sale, 2,100,000 units (each unit consisting of one share of common stock and one-third (1/3) Class A Redeemable Common Stock Purchase Warrant) at a per unit price of $.50, 1,200,000 units minimum and 2,100,000 units maximum, basis. In August 2002, subsequent to the balance sheet date, the IPO was successfully consummated.

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

o our ability to secure refinancing of our indebtedness, when required, on acceptable terms;

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

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB and our other filings with the SEC. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date of the financial statements and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Liquidity and Capital Resources

We are currently in the development stage and all our activities from inception through December 31, 2001 were related to our formation, preparation of our business model, arranging and planning financing and the acquisition and preliminary development of real property. Our ability to commence business operations is contingent upon obtaining adequate financial resources through the sale of equity securities, loans and otherwise.

We have financed our operations to date through the sale of our securities to and loans from, primarily, our officers and directors and their family members and affiliates.

From inception through December 31, 2001, net cash used to fund operating activities totaled approximately $49,000, net cash utilized by investing activities totaled $488,000 and net cash provided by financing activities totaled $619,000.

From inception through December 31, 2001, our sole source of cash and capital has been from the following transactions:

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

o In October 2001, we borrowed $5,000 from an affiliate of our chief executive officer and issued a 7% promissory note due in June 2003; and

o In December 2001, we borrowed a total of $94,000 from family members and affiliates of our chief executive officer and others and issued to these lenders promissory notes in the aggregate principal amount of $94,000, bearing interest at the rate of 7% per year and due in June 2003.

Almost all of the funds raised through the borrowings specified above have been used by us in connection with (a) our acquisition of properties on the Honduran Bay Island of Guanaja, (b) refurbishing work on a building located on one of our acquired properties, (c) our making the initial $50,000 down payment in connection with our January 2002 purchase of a parcel of real property in Honduras and to pay closing costs incurred in connection with such purchase. In connection with the January 2002 purchase, we issued to the sellers of the parcel a promissory note in the principal amount of $250,000, representing the balance of the purchase price. This note is payable in four semi- annual installments with a final maturity in December 2004, of which the first installment was paid in August 2002.

As of December 31, 2001, we were in the process of registering with the Securities and Exchange Commission for sale pursuant to the Securities Act of 1933, and as our initial public offering, a total of 2.1 million units of our securities. The SEC declared the registration statement effective on February 11, 2002. These units were offered at $.50 per unit. Each of the units consists of one share of our common stock and one-third (1/3) of one class A redeemable warrant. Each class A warrant entitles its holder to purchase one share of our common stock and one class B redeemable warrant. The class A warrants are exercisable for four years from the effective date of the registration statement, subject to earlier redemption, at an exercise price of $6.00 per share. Each class B warrant entitles its holder to purchase one share of our common stock. The class B warrants are exercisable for five years from the effective date of the registration statement, subject to earlier redemption, at an exercise price of $9.00 per share. We successfully completed the IPO in August 2002. The debt, including accrued interest, evidenced by each of the promissory notes referred to above as our sole sources of cash and capital outstanding as of the commencement of the IPO were cancelled in connection with the respective holders' participation in the IPO.

We expect to continue to incur expenses relating to:

o The purchase of additional real property on Guanaja, repayment of debt incurred in connection with our prior acquisitions of real property on Guanaja and the development of these properties for cash and notes, and

o The payment of general and administrative expenses and our general working capital needs.

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

Our costs of developing our Naba Ah and Plan Grande properties over the next twelve months are anticipated to be between $20,000 and $1.2 million. The timing and extent of construction of the main buildings for our Naba Ah resort and Plan Grande tourist destination, as well as acquisition of additional parcels of land, will be dependent upon the timing and success of our capital raising efforts. These development projects will include the following matters:

o Retain advisors, such as architects, healers, shamans, archeologists, advisors and historians, to insure harmony and consistency between theme and historical fact and accepted theory and to assist in the planning and planting of the herbal gardens at our Naba Ah and Plan Grande properties. Through our vice president and chief financial officer, John C. Francis, we have made contact with architects, healers, shamans, archeologists and historians willing to assist us in this matter, at a cost we estimate will not exceed $10,000 over the next twelve months, including travel and miscellaneous expenses.

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

We believe that existing cash and cash equivalents, together with the net proceeds of the IPO, will be sufficient to finance our proposed operations for at least twelve months following the effective date of the registration statement of our IPO. Our future liquidity and capital requirements, however, will depend on numerous factors, including, among others:

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

If the proceeds of the IPO, together with other available funds, are not sufficient to satisfy our spending plans, we will be required to revise our business model, seek a joint venture business partner and/or seek additional funding through borrowings and/or additional sales of our securities. We can give no assurance that additional funding will become available when needed or that the terms of such funding will not be on terms adverse to us and our securityholders.

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

Among the risks associated with our plan of operations are the following:

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

Item 2. Changes in Securities.

By written consent, dated as of October 15, 2001, our stockholders approved an amendment to our articles of incorporation to more specifically vest authority in our board of directors to prescribe the classes, series and number of each class or series of our preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of our preferred stock. The amendment to our articles of incorporation was filed with the appropriate authorities of the State of Nevada on November 27, 2001.

Item 3. Defaults on Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

By written consent, dated as of October 15, 2001, our stockholders approved an amendment to our articles of incorporation to more specifically vest authority in our board of directors to prescribe the classes, series and number of each class or series of our preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of our preferred stock.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

Exhibit
 Number           Description
-------           -----------
   3.1            Composite of Articles of Incorporation, as amended to date.*

  99.1 Certification of Johnny R. Thomas pursuant to 18 U.S.C.ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of John C. Francis pursuant to 18 U.S.C.ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

----------
*     Incorporated by reference. See Exhibit Index commencing on page 17.

(b)   Reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 8, 2002                  Crest View Inc.


                                        By:       /s/ Johnny R. Thomas
                                           -------------------------------------
                                                    Johnny R. Thomas
                                           President and Chief Executive Officer
                                                (Duly Authorized Officer)


                                        By:        /s/ John C. Francis
                                           -------------------------------------
                                                     John C. Francis
                                            Vice President and Chief Financial
                                                         Officer
                                            (Principal Financial and Accounting
                                                        Officer)

                                  CERTIFICATION

      I, Johnny R. Thomas, President and Chief Executive Officer of Crest View Inc., certify that:

1.    I have reviewed this Quarterly Report on Form 10-QSB of Crest View Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report.

Date: October 8, 2002


                                                     /s/ Johnny R. Thomas
                                            ------------------------------------
                                                       Johnny R. Thomas

                                  CERTIFICATION

      I, John C. Francis, Vice President and Chief Financial Officer of Crest View Inc., certify that:

1.    I have reviewed this Quarterly Report on Form 10-QSB of Crest View Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report.

Date:  October 8, 2002


                                                     /s/ John C. Francis
                                            ------------------------------------
                                                       John C. Francis

                                 Crest View Inc.

                         Quarterly Report on Form 10-QSB
                         Quarter Ended December 31, 2001

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