Form 10QSB
period 2002-09-30
CREST VIEW INC
filed 2002-11-14
CIK 1123459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to
         __________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 8,032,924 shares of the registrant's common stock, par value $.001 per share, outstanding as of November 13, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                                 Crest View Inc.

                         Quarterly Report on Form 10-QSB
                        Quarter Ended September 30, 2002

                                Table of Contents


                                                                                                               Page
                                                                                                               ----
PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Consolidated Balance Sheets at September 30, 2002 (Unaudited) and June 30, 2002..........................      3
   Consolidated Statements of Operations for the Cumulative Period During the Development Stage
     (January 20, 2000 to September 30, 2002) and for the Three Months Ended September 30, 2002 and
     2001 (Unaudited).......................................................................................      4
   Consolidated Statements of Cash Flows for the Cumulative Period During the Development Stage
     (January 20, 2000 to September 30, 2002) and for the Three Months Ended September 30, 2002 and
     2001 (Unaudited).......................................................................................      5
   Notes to Consolidated Financial Statements...............................................................      6
Item 2.  Management's Discussion and Analysis or Plan of Operation..........................................      9
Item 3.  Controls and Procedures............................................................................     13

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..................................................................................     14
Item 2.  Changes in Securities..............................................................................     14
Item 3.  Defaults Upon Senior Securities....................................................................     14
Item 4.  Submission of Matters to a Vote of Security Holders................................................     14
Item 5.  Other Information..................................................................................     14
Item 6.  Exhibits and Reports on Form 8-K...................................................................     14

SIGNATURES..................................................................................................     15

CERTIFICATIONS..............................................................................................     16

EXHIBIT INDEX...............................................................................................     18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 Crest View Inc.
                          (A Development Stage Company)

                           Consolidated Balance Sheets


                                                                                    September 30,        June 30,
                                                                                        2002               2002
                                                                                    -------------        --------
                                                                                     (Unaudited)
                                                    - ASSETS -

CURRENT ASSETS:
   Cash                                                                                $    2,335         $   1,833
                                                                                       ----------        ----------
     Total current assets                                                                   2,335             1,833
                                                                                       ----------        ----------

OTHER ASSETS:
   Investment in and improvements to real estate (Note 2)                               1,144,760         1,140,311
   Deferred expenses (Note 4)                                                              64,800            86,400
                                                                                       ----------        ----------
                                                                                        1,209,560         1,226,711
                                                                                       ----------        ----------
                                                                                       $1,211,895        $1,228,544
                                                                                       ==========        ==========

                                     - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accrued expenses                                                                    $    7,718        $   25,518
   Note payable - related party                                                             7,500             7,500
   Current portion of long-term debt                                                      125,000           125,000
                                                                                       ----------        ----------
     Total current liabilities                                                            140,218           150,518
                                                                                       ----------        ----------

LONG-TERM DEBT (Note 3)                                                                    62,500           125,000
                                                                                       ----------        ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 4):
   Preferred stock, $.001 par value; 8,000,000 shares authorized,
     none issued                                                                               --                --
   Common stock, $.001 par value; 40,000,000 shares authorized, 8,032,924 and 7,823,270 shares issued and outstanding at September 30, 2002 and
     June 30, 2002, respectively                                                            8,033             7,823
   Additional paid-in capital                                                           1,281,292         1,179,659
   Deficit accumulated during the development stage                                      (280,148)         (234,456)
                                                                                       ----------        ----------
                                                                                        1,009,177           953,026
                                                                                       ----------        ----------

                                                                                       $1,211,895        $1,228,544
                                                                                       ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                                 Crest View Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Cumulative During the           Three Months Ended
                                                         Development Stage                September 30,
                                                       (January 20, 2000 to         ------------------------
                                                        September 30, 2002)          2002           2001
                                                       ---------------------        ------         ------
REVENUES                                                      $       --           $       --     $       --
                                                              ----------           ----------     ----------

COSTS AND EXPENSES:
   Compensation                                                   90,000               18,000         18,000
   Filing fees                                                    13,385                1,600          1,300
   Professional fees                                              95,750               14,638         17,050
   Other expenses                                                 24,262                3,938          2,198
   Rent expense                                                   18,000                3,600          3,600
   Interest expense                                               38,751                3,916          3,245
                                                              ----------           ----------     ----------
                                                                 280,148               45,692         45,393
                                                              ----------           ----------     ----------

NET LOSS                                                       $(280,148)          $  (45,692)    $  (45,393)
                                                              ==========           ==========     ==========

LOSS PER SHARE:
   Basic and diluted                                           $    (.05)          $     (.01)    $     (.01)
                                                              ==========           ==========     ==========

   Weighted average number of common
     shares outstanding                                        5,214,678            7,960,193      5,828,924
                                                              ==========           ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                                 Crest View Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       Cumulative During the                Three Months Ended
                                                         Development Stage                     September 30,
                                                       (January 20, 2000 to            ---------------------------
                                                        September 30, 2002)              2002               2001
                                                       ---------------------           --------          ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $ (280,148)              $ (45,692)        $ (45,393)
Adjustments to reconcile net loss to net cash used by
   operating activities:
   Interest                                                       34,972                      --                --
   Compensatory stock                                             52,000                   2,000                --
   Amortization of deferred compensation                         108,000                  21,600            21,600
Changes in assets and liabilities:
   Increase (decrease) in accrued expenses                         4,799                 (20,719)               --
                                                              ----------               ---------         ---------

     Net cash used by operating activities                       (80,377)                (42,811)          (23,793)
                                                              ----------               ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate                                      (894,760)                 (4,449)         (471,300)
                                                              ----------               ---------         ---------

     Net cash used by investing activities                      (894,760)                 (4,449)         (471,300)
                                                              ----------               ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of loans                                                 (62,500)                (62,500)               --
Proceeds from long-term debt                                   1,020,942                 108,677           473,100
Sale of common stock and warrants                                 19,030                   1,585                --
                                                              ----------               ---------         ---------

     Net cash provided by financing activities                   977,472                  47,762           473,100
                                                              ----------               ---------         ---------

Net increase (decrease) in cash and cash equivalents               2,335                     502           (21,993)
Cash and cash equivalents - beginning of period                       --                   1,833            31,841
                                                              ----------               ---------         ---------

Cash and cash equivalents - end of period                     $    2,335               $   2,335         $   9,848
                                                              ==========               =========         =========



   The accompanying notes are an integral part of these financial statements.

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


NOTE 1 - DESCRIPTION OF COMPANY:

Crest View Inc. (the "Company") was organized in the state of Nevada on January 20, 2000. The Company was formed to serve as a vehicle to raise capital to acquire a business and, as of June 30, 2001, was considered a "blank check" company inasmuch as the Company was not generating revenues, did not own an operating business and had no specific plans other than to engage in a merger or acquisition with an unidentified company or companies. The Company's efforts, through June 30, 2001, were limited to organizational activities. In July 2001, the Company established a business plan to develop a vacation and tourist destination featuring an "eco-resort," wellness center and cultural exhibits, on the Honduran island of Guanaja. The Company currently has no employees except for its two executive officers and had no material assets prior to the acquisition of real estate in September 2001. Administrative services are currently being provided by an entity controlled by the two executive officers of the Company.

The Company is considered as being in the development stage, from its inception, in accordance with Statement of Financial Accounting Standards No. 7, since planned operations have not yet begun. As shown in the accompanying financial statements, the Company has not generated any revenues to date, and has incurred cumulative expenses of $280,148.

The Company purchased two parcels of real estate through a 99%-owned subsidiary. In September 2001, the Company acquired all of the outstanding shares of Plan Grande Group, S.A., an entity owning an additional parcel of real estate, thereby making this entity a wholly owned subsidiary. See also Note 2.

The consolidated balance sheet as of September 30, 2002 and the consolidated statements of operations and cash flows for the three-month periods ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Company's results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements for the year ended June 30, 2002 included in the Company's Annual Report on Form 10-KSB for such fiscal year. Specific reference is made to such financial statements and the notes to such financial statements, since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report.

The results of operations for the three-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INVESTMENT IN REAL ESTATE:

In connection with the plans to develop a vacation and tourist resort (see Note
1), since July 1, 2001 and through September 30, 2002, the Company, through newly formed Honduran subsidiaries, has acquired real property parcels on the island of Guanaja.

The real property includes (a) one parcel of land, of approximately 18 acres to be used for the resort, which was acquired at a total cost (including closing costs) of approximately $425,000; (b) one parcel of land (approximately 3.5 acres) at another site at a cost of approximately $45,000 and (c) one parcel of land (approximately 19.2 acres) at

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

a cost of $300,000, of which $50,000 was paid at closing and the remainder to be paid in 4 equal installments (see Note 2).

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


NOTE 3 - LONG-TERM DEBT:

As of September 30, 2002, long-term debt consisted of a 6% note payable regarding the acquisition of real estate (see Note 2), due in four semi-annual payments of $62,500 plus interest. The first installment was paid in July 2002 with loans received from an affiliated company.


NOTE 4 - STOCKHOLDERS' EQUITY:

As of June 30, 2000, the Company had issued an aggregate of 3,000,000 units at a price of $.001 per unit, with each unit consisting of one share of common stock and one-third (1/3) Class A Redeemable Common Stock Purchase Warrant, for cash proceeds of $3,000. Each full Class A warrant entitles its holder to purchase one share of common stock and one Class B Redeemable Common Stock Purchase Warrant at a price of $6.00 per share. Each full Class B warrant entitles its holder to purchase one share of common stock at a price of $9.00 per share.

During the year ended June 2001, the Company issued 2,423,324 shares of common shares to effect the repayment of loans (plus accrued interest) aggregating $14,062 due to an officer of the Company and also issued 60,000 shares of its common stock for cash proceeds of $30,000.

In July 2001, the Company issued an aggregate of 288,000 shares of its common stock, valued at $144,000, to two of its officers. This issuance was in consideration for entering into employment agreements for a 2-year period. The Company also issued 57,600 shares of common stock to an affiliated entity in full satisfaction of its rent obligation under a two-year lease agreement for aggregate rent of $28,800.

On February 11, 2002, the Securities and Exchange Commission declared effective, the registration statement filed on Form SB-2 in connection with the Company's initial public offering (the "IPO"). The Company registered and offered for sale, 2,100,000 units (each unit consisting of one share of common stock and one-third (1/3) Class A Redeemable Common Stock Purchase Warrant) at a per unit price of $.50, 1,200,000 units minimum and 2,100,000 units maximum, basis.

As of June 30, 2002, the Company completed the sale of 1,894,346 units pursuant to the IPO. Payment of $933,175 was effected through the reduction of outstanding debt to the purchasers of $898,765 and interest accrued of $34,410. In addition, the Company received cash proceeds of $13,998 and incurred expenses aggregating $29,553

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

in connection with the sale of the units through June 30, 2002. The Company also issued 100,000 shares in lieu of cash payment for professional services rendered.

On August 7, 2002, the Company received a loan from an affiliate in the amount of $101,177. On August 9, 2002, in connection with the successful completion of the IPO, the affiliate converted this loan into 202,354 units in the IPO and the Company received net cash proceeds of $1,585 from the sale of the remaining 3,300 units sold in the IPO.

On September 18, 2002, the Company issued 4,000 shares of its common stock pursuant to a consulting services agreement under which the consultant agreed to provide financial reporting assistance to the Company, valued at $2,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Throughout this report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to Crest View Inc. and, unless the context indicates otherwise, our subsidiaries on a consolidated basis.

Introductory Comment - Forward-Looking Statements

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

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB and our other filings with the SEC. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date of this Form 10-QSB and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

We have financed our operations to date through the sale of our securities to and loans from, primarily, our officers and directors and their family members, affiliates and friends. Almost all of the outstanding amounts due under these loans were used by the lenders as the consideration for their purchases of an aggregate of 2,068,704 units sold in our initial public offering.

From inception through September 30, 2002, net cash used to fund operating activities totaled approximately $80,000, net cash utilized by investing activities totaled $895,000 and net cash provided by financing activities totaled $977,000.

From inception through September 30, 2002, our sole source of cash and capital has been from the following transactions:

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

o in July 2001, we borrowed $72,300 from Falcon Financial Group LLC, an affiliate of our chief executive officer and vice president and which also is our sub-lessor, and issued to Falcon a promissory note in the principal amount of $72,300, bearing interest at the rate of 7% per annum, which note was satisfied in connection with the affiliate's participation in our initial public offering, as more fully discussed below;

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

o from February through April 2002, we received additional loans from affiliates aggregating $40,000 and, in connection with such loans, issued 7% promissory notes in the aggregate principal amount of $40,000 due in June 2003, which notes were satisfied in connection with the affiliates' participation in our IPO;

o in July 2002, we borrowed $7,500 from an affiliate of our president and chief executive officer, and, in connection with such borrowing, we issued a 7% promissory note, due July 2004, in the principal amount of $7,500;

o in August 2002, we borrowed $101,177 from an affiliate of our executive officers, and, in connection with such borrowing, we issued a 7% promissory note in the principal amount of $101,177, which note was satisfied in connection with the affiliate's participation in our IPO; and

o in October 2002, we borrowed $10,000 from an affiliate of our president and chief executive officer, and, in connection with such borrowing, we issued 7% promissory notes in the principal amount of $10,000.

Almost all of the funds raised through the borrowings specified above have been used by us in connection with (a) our acquisition of properties on the Honduran Bay Island of Guanaja, (b) refurbishing work on a building located on one of our acquired properties, (c) our making the initial $50,000 down payment in connection with our January 2002 purchase of a parcel of real property in Honduras and to pay closing costs incurred in connection with such purchase. In connection with the January 2002 purchase, we issued to the sellers of the parcel a promissory note in the principal amount of $250,000, representing the balance of the purchase price. This note is payable in four semi-annual installments with a final maturity in December 2004, of which the first installment was paid in August 2002.

On February 11, 2002, the Securities and Exchange Commission declared effective our registration statement on Form SB-2 in connection with our initial public offering. We offered for sale 2,100,000 units (each unit consisting of one share of our common stock and one-third (1/3) of a Class A Warrant) in our IPO, at a per unit price of $.50, on a 1,200,000 units minimum and 2,100,000 units maximum basis. We offered to our debt holders who received our 7% promissory notes as specified above, the opportunity to participate in our IPO through the reduction in the outstanding amounts due under these notes in lieu of paying cash for the units being offered for sale. We completed the sale of 2.1 million units pursuant to the IPO in August 2002. Payment of the purchase price for these units, aggregating $1.05 million, was effected through the reduction of our outstanding debt, including accrued interest, to the purchasers of 2,068,704 units and by cash payments by the purchasers of 31,296 units.

We expect to continue to incur expenses relating to:

o   the possible purchase of additional real property on Guanaja,

o repayment of debt incurred in connection with our prior acquisitions of real property on Guanaja

o   the development of these properties for cash and notes, and

o the payment of general and administrative expenses and our general working capital needs.

The timing and extent of our construction and development expenditures, as well as acquisition of additional parcels of land, if any, will be dependent upon the timing and success of our capital raising efforts.

We had outstanding $195,000 of loans as of September, including $132,500 classified as a current liability. Our outstanding loans were $205,000, exclusive of accrued interest, as of October 31, 2002.

We may mortgage our real property and use the proceeds of such re-financings for further development of the properties to the extent that such real property is free of liens and encumbrances.

Our costs of developing our Naba Ah and Plan Grande properties over the next twelve months are anticipated to be between $20,000 and $1.2 million. The timing and extent of construction of the main buildings for our Naba Ah resort and Plan Grande tourist destination, as well as acquisition of additional parcels of land, will be dependent upon the timing and success of our funding efforts. These development projects will include the following matters:

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

If our capital raising and other funding efforts do not result in our receipt of funds sufficient to satisfy our spending plans, we will be required to revise our business model and/or seek a joint venture business partner. We cannot give any assurance that additional funding will become available when needed or that the terms of such funding will not be on terms adverse to us and our securityholders.

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

o We have extremely limited resources. We have relied on loans from our management and friends and family members of our management to fund a significant portion of our activities to date. We cannot give any assurance that additional loans will be available from these lenders or any other source, or that such loans, if available, will be on terms amenable to us. Our failure to obtain loans or other financing when needed or on terms amenable to us would have a material adverse effect on our business operations.

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

o We are subject to risks associated with uninsured and underinsured losses. We intend to maintain comprehensive insurance on each of our properties, including liability, employee dishonesty and building casualty coverage, once we commence operations. We anticipate the types and amounts of coverage, including coverage limits and deductibility provisions, to be customary for similar properties. However, there are certain types of losses, generally of a catastrophic nature, such as hurricanes, earthquakes and floods, that may be uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our investment in the affected operations, as well as the anticipated future revenues from those operations, while remaining obligated for any mortgage indebtedness or other financial obligations related to those operations.

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


Item 3.  Controls and Procedures.

An evaluation was performed, as of September 30, 2002, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to September 30, 2002.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

We currently are not a party to any legal proceedings.

Item 2.  Changes in Securities.

In September 2002, we issued 4,000 shares of our common stock pursuant to a consulting services agreement under which the consultant agreed to provide us with financial reporting assistance, valued at $2,000. We believe that the issuance of such shares did not require registration under the Securities Act of 1933, as amended, pursuant to exemptions available under the provisions of
Section 4(2) of the Securities Act.

Item 3.  Defaults on Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.


  Exhibit
  Number      Description
  -------     -----------
   99.1       Certification of Johnny R. Thomas pursuant to 18 U.S.C. 'SS' 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

   99.2       Certification of John C. Francis pursuant to 18 U.S.C. 'SS' 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: November 13, 2002            Crest View Inc.


                                    By:           /s/ Johnny R. Thomas
                                       -----------------------------------------
                                                   Johnny R. Thomas
                                        President and Chief Executive Officer
                                               (Duly Authorized Officer)


                                    By:           /s/ John C. Francis
                                       -----------------------------------------
                                                    John C. Francis
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

    (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                                      /s/ Johnny R. Thomas
                                                   --------------------------
                                                          Johnny R. Thomas

                                  CERTIFICATION

    I, John C. Francis, Vice-President and Chief Financial Officer of Crest View Inc., certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

    (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002


                                                      /s/ John C. Francis
                                                    -----------------------
                                                          John C. Francis

                                 Crest View Inc.

                         Quarterly Report on Form 10-QSB
                        Quarter Ended September 30, 2002

                                  EXHIBIT INDEX

  Exhibit
  Number   Description
  -----    -----------
   99.1    Certification of Johnny R. Thomas pursuant to 18 U.S.C. 'SS' 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
   99.2    Certification of John C. Francis pursuant to 18 U.S.C. 'SS' 1350, as adopted pursuant to section 906 of the
           Sarbanes-Oxley Act of 2002.

                           STATEMENT OF DIFFERENCES

The section symbol shall be expressed as.................................   'SS'