Form 10QSB
period 2002-12-31
CREST VIEW INC
filed 2003-02-19
CIK 1123459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: December 31, 2002

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 8,032,924 shares of the registrant's common stock, par value $.001 per share, outstanding as of February 18, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                                 Crest View Inc.

                         Quarterly Report on Form 10-QSB
                         Quarter Ended December 31, 2002

                                Table of Contents

                                                                                                               Page
PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Consolidated Balance Sheets at December 31, 2002 (Unaudited) and June 30, 2002...........................      3
   Consolidated Statements of Operations for the Cumulative Period During the Development Stage
     (January 20, 2000 to December 31, 2002) and for the Three Months Ended December 31, 2002 and
     2001 (Unaudited).......................................................................................      4
   Consolidated Statements of Cash Flows for the Cumulative Period During the Development Stage
     (January 20, 2000 to December 31, 2002) and for the Three Months Ended December 31, 2002 and
     2001 (Unaudited).......................................................................................      5
   Notes to Consolidated Financial Statements...............................................................      6
Item 2.  Management's Discussion and Analysis or Plan of Operation..........................................      9
Item 3.  Controls and Procedures............................................................................     14

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..................................................................................     15
Item 2.  Changes in Securities..............................................................................     15
Item 3.  Defaults Upon Senior Securities....................................................................     15
Item 4.  Submission of Matters to a Vote of Security Holders................................................     15
Item 5.  Other Information..................................................................................     15
Item 6.  Exhibits and Reports on Form 8-K...................................................................     15

SIGNATURES..................................................................................................     16

CERTIFICATIONS..............................................................................................     17

EXHIBIT INDEX...............................................................................................     19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 Crest View Inc.
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                                                            December 31,      June 30,
                                                                                2002            2002
                                                                            -----------      --------
                                                                            (Unaudited)
                                   - ASSETS -
CURRENT ASSETS:
   Cash                                                                     $     3,970    $     1,833
                                                                            -----------    -----------
     Total current assets                                                         3,970          1,833
                                                                            -----------    -----------

OTHER ASSETS:
   Investment in real estate (Note 2)                                         1,148,348      1,140,311
   Deferred expenses (Note 4)                                                    43,200         86,400
                                                                            -----------    -----------
                                                                              1,191,548      1,226,711
                                                                            -----------    -----------

                                                                            $ 1,195,518    $ 1,228,544
                                                                            ===========    ===========

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accrued expenses                                                         $    31,833    $    25,518
   Current portion of long-term debt                                            154,500        125,000
                                                                            -----------    -----------
     Total current liabilities                                                  186,333        150,518
                                                                            -----------    -----------

LONG-TERM DEBT (Note 3)                                                          62,500        125,000
                                                                            -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 4):
   Preferred stock, $.001 par value; 8,000,000 shares authorized,
     none issued                                                                   --             --
   Common stock, $.001 par value; 40,000,000 shares authorized, 8,032,924 and 7,823,270 shares issued and outstanding in December and June
     2002, respectively                                                           8,033          7,823
   Additional paid-in capital                                                 1,281,292      1,179,659
   Deficit accumulated during the development stage                            (342,640)      (234,456)
                                                                            -----------    -----------
                                                                                946,685        953,026
                                                                            -----------    -----------

                                                                            $ 1,195,518    $ 1,228,544
                                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 Crest View Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                  Cumulative
                                  During the
                                  Development
                                Stage (January        Three Months Ended             Six Months Ended
                                  20, 2000 to            December 31,                   December 31,
                                   December     ---------------------------     ------------------------
                                   31, 2002)         2002           2001           2002            2001
                                  -----------   --------------  -----------     -----------  -----------
REVENUES                          $       --     $       --     $       --     $       --     $       --
                                  ----------     ----------     ----------     ----------     ----------

COSTS AND EXPENSES:
   Compensation                      108,000         18,000         18,000         36,000         36,000
   Filing fees                        15,159          1,774             --          3,374          1,300
   Professional fees                 124,493         28,743         10,250         43,381         27,300
   Other expenses                     30,840          6,578          3,264         10,516          5,462
   Rent expense                       21,600          3,600          3,600          7,200          7,200
   Interest expense                   42,548          3,797         16,982          7,713         20,227
                                  ----------     ----------     ----------     ----------     ----------
                                     342,640         62,492         52,096        108,184         97,489
                                  ----------     ----------     ----------     ----------     ----------
NET LOSS                          $ (342,640)    $  (62,492)    $  (52,096)    $ (108,184)    $  (97,489)
                                  ==========     ==========     ==========     ==========     ==========
LOSS PER SHARE:
   Basic and diluted              $     (.07)    $     (.01)    $     (.01)    $     (.01)    $     (.02)
                                  ==========     ==========     ==========     ==========     ==========
   Weighted average number of
     common shares outstanding     4,706,610      8,032,924      5,828,924      7,997,505      5,828,924
                                  ==========     ==========     ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                                 Crest View Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      Cumulative During the              For the Six Months Ended
                                                         Development Stage                      December 31,
                                                       (January 20, 2000 to         ----------------------------------
                                                         December 31, 2002)             2002                   2001
                                                         -----------------          -----------            -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $  (342,640)            $  (108,184)           $   (97,489)
Adjustments to reconcile net loss to net cash used by
   operating activities:
   Interest                                                      34,972                      --                     --
   Compensatory stock                                            52,000                   2,000                     --
   Amortization of deferred compensation                        129,600                  43,200                 36,000
Changes in assets and liabilities:
   Increase in accounts payable and accrued expenses             28,914                   3,396                 30,496
                                                            -----------             -----------            -----------

     Net cash utilized by operating activities                  (97,154)                (59,588)               (30,993)
                                                            -----------             -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate                                     (898,348)                 (8,037)              (469,100)
                                                            -----------             -----------            -----------

     Net cash utilized by investing activities                 (898,348)                 (8,037)              (469,100)
                                                            -----------             -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of loans                                                (62,500)                (62,500)                    --
Proceeds from long-term debt                                  1,042,942                 130,677                572,100
Sale of common stock and warrants                                19,030                   1,585                     --
                                                            -----------             -----------            -----------

     Net cash provided by financing activities                  999,472                  69,762                572,100
                                                            -----------             -----------            -----------

Net increase in cash and cash equivalents                         3,970                   2,137                 72,007
   Cash and cash equivalents at beginning of period                  --                   1,833                 31,841
                                                            -----------             -----------            -----------

   Cash and cash equivalents at end of period               $     3,970             $     3,970            $   103,848
                                                            ===========             ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                                Crest View, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)


NOTE 1 - DESCRIPTION OF COMPANY:

Crest View Inc. (the "Company") was organized in the state of Nevada on January 20, 2000. The Company was formed to serve as a vehicle to raise capital to acquire a business and, as of June 30, 2001, was considered a "blank check" company inasmuch as the Company was not generating revenues, did not own an operating business and had no specific business plan other than to engage in a merger or acquisition with an unidentified company or companies. The Company's efforts, through June 30, 2001, were limited to organizational activities. In July 2001, the Company established a business plan to develop a vacation and tourist destination featuring an "eco-resort," wellness center and cultural exhibits, on the Honduran island of Guanaja. The Company currently has no employees except for its two executive officers and had no material assets prior to the acquisition of real estate in September 2001. Administrative services are currently being provided by an entity controlled by the two executive officers of the Company.

The Company is considered as being in the development stage, from its inception, in accordance with Statement of Financial Accounting Standards No. 7, since planned operations have not yet begun. As shown in the accompanying financial statements, the Company has not generated any revenues to date, and has incurred cumulative expenses of $342,640.

The Company has purchased two parcels of real estate through a 99% owned subsidiary. In September 2001, the Company acquired all of the outstanding shares of Plan Grande Group, S.A., an entity owning an additional parcel of real estate, thereby making this entity a wholly owned subsidiary. See also Note 2.

The consolidated balance sheet as of December 31, 2002, the consolidated statements of operations for the three and six-month periods ended December 31, 2002 and the consolidated statements of cash flows for the six-month periods ended December 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Company's results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements for the year ended June 30, 2002 included in the Company's annual report on Form 10-KSB. Specific reference is made to such financial statements and the notes to such financial statements, since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report.

The results of operations for the three and six-month periods ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INVESTMENT IN REAL ESTATE:

In connection with the plans to develop a vacation and tourist resort (see Note
1), since July 1, 2001 and through June 30, 2002, the Company, through newly formed Honduran subsidiaries, has acquired real property parcels on the island of Guanaja.

The real property includes (i) one parcel of land, of approximately 18 acres to be used for the resort, which was acquired at a total cost (including closing costs) of approximately $425,000; (ii) one parcel of land (approximately

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)
                                   (Continued)

3.5 acres) at another site at a cost of approximately $45,000 and (iii) one parcel of land (approximately 19.2 acres) at a cost of $300,000, of which $50,000 was paid at closing and the remainder to be paid in 4 equal installments (see Note 3).

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

NOTE 3 - LONG-TERM DEBT:

As of June 30, 2002, long-term debt consisted of a 6% note payable regarding the acquisition of real estate (see Note 2), due in four semi-annual payments of $62,500 plus interest. The first installment was paid in August 2002 with loans received from an affiliated company. During the six-month period ended December 31, 2002, the Company received an additional $29,500 in loans from related parties. These loans bear interest at an annual rate of 7% and are due one year from date of receipt.

NOTE 4 - STOCKHOLDERS' EQUITY:

As of June 30, 2000, the Company had issued an aggregate of 3,000,000 units at a price of $.001 per unit, with each unit consisting of one share of common stock and one-third (1/3) Class A Redeemable Common Stock Purchase Warrant, for cash proceeds of $3,000. The holder of each full Class A warrant entitles the holder to purchase one share of common stock and one Class B Redeemable Common Stock Purchase Warrant at a price of $6.00 per share. Each full Class B warrant entitles its holder to purchase one share of common stock at a price of $9.00 per share.

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

On February 11, 2002, the Securities and Exchange Commission declared effective, the registration statement filed on Form SB-2 in connection with the Company's initial public offering ("IPO"). The Company registered and offered for sale, 2,100,000 units (each unit consisting of one share of common stock and one-third (1/3) Class A Redeemable Common Stock Purchase Warrant) at a per unit price of $.50, 1,200,000 units minimum and 2,100,000 units maximum, basis.

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)
                                   (Continued)

As of June 30, 2002, the Company completed the sale of 1,894,346 units pursuant to the IPO. Payment of $933,175 was effected through the reduction of outstanding debt to the purchasers of $898,765 and interest accrued of $34,410. In addition, the Company received cash proceeds of $13,998 and incurred expenses aggregating $29,553 in connection with the sale of the units through June 30, 2002. The Company also issued 100,000 shares in lieu of cash payment for professional services rendered.

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

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)
                                   (Continued)

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Throughout this report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to Crest View Inc. and, unless the context indicates otherwise, our subsidiaries on a consolidated basis.

Introductory Comment - Forward-Looking Statements

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

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

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)
                                   (Continued)

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

From inception through December 31, 2002, net cash used to fund operating activities totaled approximately $97,000, net cash utilized by investing activities totaled $898,000 and net cash provided by financing activities totaled $999,000.

From inception through December 31, 2002, our sole source of cash and capital has been from the following transactions:

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

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)
                                   (Continued)

o in September 2001, we acquired real property in Honduras by issuing a promissory note, in the principal amount of $268,665 due in June 2003, to the seller of this property, which note was satisfied in connection with the real property owner's participation in our IPO;
o in October 2001, we borrowed $5,000 from an affiliate of our chief executive officer and, in connection with such borrowings, issued a 7% promissory note in the principal amount of $5,000 due in June 2003, which note was satisfied in connection with the affiliate's participation in our IPO;
o from December 2001 through February 2002, we borrowed an aggregate of $112,000 from an affiliate of the spouse of our president and chief executive officer, and, in connection with such borrowings, we issued 7% promissory notes in the aggregate principal amount of $112,000, which notes were satisfied in connection with the affiliate's participation in our IPO;
o from February through April 2002, we received additional loans from affiliates aggregating $40,000 and, in connection with such loans, issued 7% promissory notes in the aggregate principal amount of $40,000 due in June 2003, which notes were satisfied in connection with the affiliates' participation in our IPO;
o in July 2002, we borrowed $7,500 from an affiliate of our president and chief executive officer, and, in connection with such borrowing, we issued a 7% promissory note, due July 2004, in the principal amount of $7,500;
o in August 2002, we borrowed $101,177 from an affiliate of our executive officers, and, in connection with such borrowing, we issued a 7% promissory note in the principal amount of $101,177, which note was satisfied in connection with the affiliate's participation in our IPO;
o in October 2002, we borrowed $10,000 from an affiliate of our president and chief executive officer, and, in connection with such borrowing, we issued a 7% promissory note in the principal amount of $10,000; and
o in November 2002, we borrowed $12,000 from an affiliate of our president and chief executive officer, and, in connection with such borrowing, we issued a 7% promissory note in the principal amount of $12,000.

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

We expect to continue to incur expenses relating to:

o        the possible purchase of additional real property on Guanaja;

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)
                                   (Continued)

o repayment of debt incurred in connection with our prior acquisitions of real property on Guanaja;
o        the development of these properties for cash and notes; and
o the payment of general and administrative expenses and our general working capital needs.

The timing and extent of our construction and development expenditures, as well as acquisition of additional parcels of land, if any, will be dependent upon the timing and success of our capital raising efforts.

We had outstanding $217,000 of loans as of December 31, 2002, including $154,500 classified as a current liability.

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

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)
                                   (Continued)

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

                                 Crest View Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)
                                   (Continued)

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

Item 3. Controls and Procedures.

An evaluation was performed, as of December 31, 2002, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to December 31, 2002.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

We currently are not a party to any legal proceedings.

Item 2. Changes in Securities.

None.

Item 3. Defaults on Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

  Exhibit
  Number      Description
  -------     -----------
   99.1       Certification of Johnny R. Thomas pursuant to 18 U.S.C. 'SS'1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
   99.2       Certification of John C. Francis pursuant to 18 U.S.C. 'SS'1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: February 18, 2003           Crest View Inc.


                                   By:               /s/ Johnny R. Thomas
                                       --------------------------------------------
                                                       Johnny R. Thomas
                                             President and Chief Executive Officer
                                                   (Duly Authorized Officer)


                                   By:                /s/ John C. Francis
                                       ---------------------------------------------
                                                        John C. Francis
                                          Vice President and Chief Financial Officer
                                         (Principal Financial and Accounting Officer)

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


Date: February 18, 2003

                                                      /s/ Johnny R. Thomas
                                                  ----------------------------
                                                        Johnny R. Thomas

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

Date: February 18, 2003

                                                      /s/ John C. Francis
                                                --------------------------------
                                                        John C. Francis

                                 Crest View Inc.

                         Quarterly Report on Form 10-QSB
                         Quarter Ended December 31, 2002

                                  EXHIBIT INDEX

Exhibit
Number     Description
--------   -----------
   99.1    Certification of Johnny R. Thomas pursuant to 18 U.S.C. 'SS'1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
   99.2    Certification of John C. Francis pursuant to 18 U.S.C. 'SS'1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                            STATEMENT OF DIFFERENCES

The section symbol shall be expressed as...................................'SS'